Form 10QSB
period 2000-06-30
PANGEA PETROLEUM CORP
filed 2000-08-16
CIK 1077319

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
 <P>
                        FORM 10-QSB
 <P>
      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
 <P>
        For the quarterly period ended June 30, 2000
 <P>
              Commission File No. 000-30503
 <P>
              PANGEA PETROLEUM CORPORATION
         (Name of small business issuer in its charter)

                Colorado                              76-0635938
        (State or jurisdiction of          (I.R.S. Employer Identification No.)
         incorporation or organization)

 <P>
                6666 Harwin Drive, Suite 545
                    Houston, Texas 77036
                        713-933-0374
      (Address, including zip code and telephone number,
                       including area
           code, of registrant's executive offices)
 <P>
                        Common Stock
                       (Title of class)
 <P>
 Check whether the issuer (1) filed all reports required to
 be filed by Section 13 or 15(d) of the Securities Exchange
 Act of 1934 during the preceding 12 months (or for such
 shorter period that the Company was required to file such
 reports), and (2) has been subject to such filing
 requirements for the past 90 days.
 <P>
                     Yes   X   NO
 <P>
 26,771,328 shares of Common Stock, par value $.001 per
 share, were outstanding at August 14, 2000.
 <P>
 Documents Incorporated by Reference:  None
 <P>
                PANGEA PETROLEUM CORPORATION
 <P>
                        FORM 10-QSB
 <P>
                      Table of Contents
 <P>
 PART I - Financial Information
 <P>
 Item 1 - Financial Statements
 <P>
 Independent Accountants' Report
 <P>
 Consolidated Financial Statements (Quarter ended June 30,
                                     2000 Reviewed)
 <P>
 Balance Sheets - June 30, 2000 and December 31, 1999
                  (Audited)
 <P>
 Statements of Operations - Six Months ended June 30, 2000
                            and 1999
 <P>
 Statements of Operations - Three Months ended June 30,
                            2000 and 1999
 <P>
 Statements of Cash Flows - Six Months ended June 30, 2000
                            and 1999
 <P>
 Notes to Consolidated Financial Statements
 <P>
 Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations
 <P>
 PART II - OTHER INFORMATION
 <P>
 Item 2 - Changes in Securities and Use of Proceeds
 <P>
 Item 4 - Submission of Matters to a Vote of Security
          Holders
 <P>
 Item 6 - Reports on Form 8-K
 <P>
 SIGNATURES
 <P>
              PART I - FINANCIAL INFORMATION
 <P>
 Item 1. Consolidated Financial Statements
 <P>
 BASIS OF PRESENTATION
 <P>
 The accompanying reviewed financial statements are
 presented in accordance with generally accepted
 accounting principles for interim financial
 information and the instructions to Form 10-QSB and
 item 310 under subpart A of Regulation S-B.
 Accordingly, they do not include all of the
 information and footnotes required by generally accepted
 accounting principles for complete financial
 statements.  The accompanying statements should be
 read in conjunction with the audited financial statements
 for the year ended December 31, 1999.  In the
 opinion of management, all adjustments (consisting only
 of normal occurring  accruals) considered necessary in
 order to make the financial statements not misleading,
 have been included.  Operating results for the three
 months and six months ended June 30, 2000 are not
 necessarily indicative of results that may be expected for
 the year ending December 31, 2000.  The financial
 statements are presented on the accrual basis.
 <P>
              Independent Accountants' Report
 <P>
 R. E. Bassie & Co., P.C.
 Certified Public Accountants
 A Professional Corporation
 <P>
 7171 Harwin Drive, Suite 306
 Houston, Texas 77036-2197
 Tel: (713) 266-0691 Fax: (713) 266-0692
 E-Mail: Rebassie@aol.com
 <P>
 To The Board of Directors and Stockholders
 Pangea Petroleum Corporation:
 <P>
 We have reviewed the accompanying condensed balance sheet
 of Pangea Petroleum Corporation as of June 30, 2000, and
 the related condensed statements of operations and cash
 flows for the three-month and six-month periods ended June
 30, 2000.  These financial statements are the
 responsibility of the Corporation's management.
 <P>
 We conducted our review in accordance with standards
 established by the American Institute of Certified Public
 Accountants.  A review of interim financial information
 consists principally of applying analytical procedures to
 financial data and of making inquiries of persons
 responsible for financial and accounting matters.  It is
 substantially less in scope than an audit conducted in
 accordance with generally accepted auditing standards, the
 objective of which is the expression of an opinion
 regarding the financial statements taken as a whole.
 Accordingly, we do not express such an opinion.
 <P>
 Based on our review, we are not aware of any material
 modifications that should be made to such condensed
 financial statements for them to be in conformity with
 generally accepted accounting principles.
 The Corporation's 1999 financial statements were audited
 by another auditor, in accordance with generally accepted
 auditing standards, including the balance sheet of Pangea
 Petroleum Corporation as December 31, 1999, and the
 related statements of operations, stockholders' equity,
 and cash flows for the year then ended (not presented
 herein); the other auditor's report, dated February 15,
 2000, expressed an unqualified opinion on those financial
 statements and included an explanatory paragraph
 concerning matters that raise substantial doubt about the
 Corporation's ability to continue as a going concern.  In
 our opinion, the information set forth in the accompanying
 condensed consolidated balance sheet as of December 31,
 1999 is fairly stated, in all material respects, in
 relation to the balance sheet from which it has been
 derived.
 <P>
                     /s/ R. E. Bassie & Co., P.C.
 <P>
 Houston, Texas
 August 11, 2000
 <P>
                 PANGEA PETROLEUM CORPORATION
 <P>
                       Balance Sheets
 <P>
             June 30, 2000 and December 31, 1999
  (Unaudited - see accompanying accountants' review report)

                Assets                              2000               1999
                                                                     (Audited)
 Current assets:
      Cash                                         $     0           $     343
 <P>
      Accounts receivable, less allowance
       for doubtful accounts of
       $29,868 in 2000 and in 1999                  10,081               8,009
      Prepaid expenses and other current assets     50,000                   0
      Deferred income taxes                         82,858              65,261
           Total current assets                    142,939              73,613
 <P>
 Real estate held for sale                          46,642                   0
 Property and equipment, net of
 accumulated depreciation                          112,523              98,471
 <P>
 Goodwill                                          178,750             100,000
 <P>
 Other assets                                        1,988               2,205
           Total assets                      $     482,842       $     274,289
 <P>
 Liabilities and Stockholders' Equity
 <P>
 Current liabilities:
      Bank overdrafts                               16,624               5,931
      Accounts payable and accrued expenses        139,576             103,202
      Accrued interest payable                           0               7,350
      Payable to affiliated companies                    0             301,119
      Note payable                                  25,000                   0
            Total current liabilities              181,200             417,602
 <P>
 Long-term note payable to related parties               0             162,000
            Total liabilities                      181,200             579,602
 <P>
 Stockholders' equity:
      Common stock, $.001 par value.
       Authorized 50,000,000 shares:
       issued and outstanding, 25,634,578
       in 2000 and 17,809,000 in 1999               25,635              17,809
      Additional paid-in capital                   898,640              84,996
      Accumulated deficit                         (622,633)           (408,118)
            Total stockholders' equity (deficit)   301,642            (305,313)
 <P>
 Commitments and contingent liabilities
 <P>
           Total liabilities and
            stockholders' equity             $     482,842       $     274,289
 <P>
 See accompanying notes to financial statements.

 <P>
              PANGEA PETROLEUM CORPORATION
 <P>
               Statements of Operations
 <P>
        Six months ended June 30, 2000 and 1999
 <P>
 (Unaudited - see accompanying accountants' review report)

                                                     2000          1999


 Revenues                                         $          0     $        0

 Costs and expenses:
      Costs of sales                                         0              0
      Selling, general and administrative              223,680         55,368
      Depreciation                                       8,948              0
                                                   -------------------------------
           Total operating expenses                    232,628         55,368
                                                    ------------------------------
     Operating loss                                   (232,628)       (55,368)
 <P>
 Other income:
     Other income                                          516              0
                                                    ------------------------------
           Total other income                              516              0
                                                    ------------------------------
           Net loss before tax benefit                (232,112)       (55,368)
 <P>
 Deferred income tax benefit                            17,597              0
           Net loss                     $             (214,515)     $ (55,368)
                                                    ------------------------------
 <P>
 Net loss per share - basic and diluted     $           (0.01)      $   (0.00)
 <P>
 Weighted average common shares                    21,035,110      13,060,300
                                                   ================================

 <P>
 See accompanying notes to financial statements.
 <P>
               PANGEA PETROLEUM CORPORATION
 <P>
                Statements of Operations
 <P>
        Three months ended June 30, 2000 and 1999
   (Unaudited - see accompanying accountants' review report)

                                         2000          1999
                                         ----          ----
 Revenues                              $     0     $     0
 <P>
 Costs and expenses:
      Costs of sales                         0           0
      Selling, general and
       administrative                  123,516      55,368
      Depreciation                       4,474           0
                                       ------------------------
      Total operating expenses         127,990      55,368
                                       ------------------------
           Operating loss             (127,990)    (55,368)
 Other income:
      Other income                           0           0
      Total other income                     0           0
 <P>
      Net loss before tax benefit     (127,990)    (55,368)
 <P>
 Deferred income tax benefit                 0           0
 <P>
      Net loss                  $     (127,990)  $ (55,368)
 <P>
 Net loss per share
  - basic and diluted              $     (0.01)  $   (0.00)
 <P>
 Weighted average common shares     23,112,658  13,273,333
 <P>
 See accompanying notes to financial statements.

                    PANGEA PETROLEUM CORPORATION
 <P>
                      Statements of Cash Flows
 <P>
          Six months ended June 30, 2000 and 1999
  (Unaudited - see accompanying accountants' review report)

                                                    2000              1999
                                                    -----------------------
 Cash flows from operating activities:
      Net loss                                $     (214,515)     $     (55,368)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation of property and equipment         8,948                  0
        Changes in assets and liabilities:
         Increase in accounts receivable              (2,072)                 0
         Increase in prepaid expenses                (50,000)                 0
         (Increase) decrease in other assets             217               (683)
         Increase in accounts payable
          and accrued expenses                        34,778              7,613
             Net cash used in operating activities  (222,644)           (48,438)
 <P>
 Cash flows from investing activities:
      Purchase of property and equipment             (23,000)           (64,536)
      Purchase of real estate held for sale          (46,642)                 0
      Increase in goodwill                           (50,000)          (100,000)
             Net cash used in investing activities  (119,642)          (164,536)
 <P>
 Cash flows from financing activities:
      Proceeds from issuance of common stock          331,250             1,500
      Proceeds from notes payable to related parties        0           199,411
      Increase in bank overdrafts                      10,693            12,063
             Net cash provided by financing
              activities                              341,943           212,974
 <P>
               Net decrease in cash                      (343)                0
 <P>
 Cash at beginning of year                                343                 0
 Cash at end of period                                $     0           $     0
 <P>
 See accompanying notes to financial statements.

 <P>
              PANGEA PETROLEUM CORPORATION
 <P>
               Notes to Financial Statements
 <P>
 (1)     General
 <P>
 Pangea Petroleum Corporation (the Company), formerly
 Segway II Corp., is in the business of producing oil and gas from proven reserves.
 <P>
 The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments
 (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented.
 The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.
 <P>
 As contemplated by the Securities and Exchange Commission
 (SEC) under Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's
 1999 audited financial statements and related footnotes.
 <P>
 (2)     Acquisition
 <P>
 Effective April 26, 2000, Pangea Petroleum Corporation acquired 100% of the outstanding stock of Segway II Corp.
 (Segway) in exchange for $50,000 in cash, a note payable in the amount of $25,000 and by issuing 5,000 shares of the Company's common stock. The only asset Segway had on the acquisition date was the fact the Segway was a publicly trading company listed on the OTC Bulletin Board in good standing with the SEC and the National Association of Securities Dealers (Segway was a reporting public company). Therefore, the Company recorded the acquisition by recording $78,750 of goodwill.
 <P>
 (3)     Property and Equipment
 <P>
 Property and equipment is summarized as follows at June
 30, 2000 and December 31, 1999.

                                           2000          1999
 Oil and gas properties               $   58,000     $   35,000
 Machinery and equipment                  61,000         61,000
 Office equipment                         15,245         15,245
      Total property and equipment       134,245        111,245
 Less accumulated depreciation            21,722         12,774
      Net property and equipment      $  112,523     $   98,471
                                      ===========    ===========

 <P>
               PANGEA PETROLEUM CORPORATION
               Notes of Financial Statements
 <P>
 On March 9, 2000, the Company entered into a contract to
 drill and develop oil and gas prospects on certain oil and
 gas leases in Webb County, Texas at a cost of $23,000.
 <P>
 In July 1999, the Company acquired a non-producing South
 Texas oil and gas property in exchange for common stock.
 This property is in the development process; therefore, it
 has no known production or reserves.  It is therefore
 carried on the Company books at cost of $35,000.
 <P>
 (4)     Conversion of Debt to Equity
 <P>
 In June 2000, the Company converted $482,470 of the
 Company's debt to related parties, including accrued
 interest payable in the amount of $7,350, to equity by
 issuing 2,970,847 shares of the Company's common stock.
 <P>
 PART I - FINANCIAL INFORMATION
 <P>
 Item 1 - Consolidated Financial Statements
 Item 2- Management's Discussion and Analysis of Financial
 Condition and Results of Operations.
 <P>
 The statements contained herein and other information
 contained in this report may be based, in part, on
 manangement's estimates, projections, plans and judgments,
 As such, these are forward looking statements and involve
 a number of risks and uncertainties.  A number of factors,
 which could cause actual results to differ materially,
 include: general economic conditions, competitive market,
 influences, technology changes, and other influences
 beyond the control of management.
 <P>
 The Months Ended June 30, 2000 Compared to Three Months
 Ended June 30, 1999.
 <P>
 Results of Operations -
 <P>
 Pangea Petroleum Corporation terminated WorldLink
 operations during the last quarter pending the successful
 sale of a majority of those assets.  Additionally, oil and
 natural gas operations were still in a startup phase.
 Consequently, there were no revenues from operations
 during the quarter ending June 30th, 2000.  Expenses
 during the quarter increased due to costs associated with
 the startup of a major energy project that is expected to
 generate revenues before the end of the year.  Additional
 costs were associated with the sale of certain WorldLink
 assets.  General and Administrative expenses were down.
 <P>
 Pangea Petroleum has undertaken several small and one
 major energy project.  We are in the final stages of
 negotiating another major energy project.  It is expected
 that revenues from ongoing and pending projects, coupled
 with assets derived from the WorldLink sale will create a
 positive and profitable environment for the company.
 <P>
 Net Earnings
 <P>
 Earnings from operations were zero during the quarter
 because WorldLink operations were terminated and energy
 projects had not started producing revenues as noted
 above.
 <P>
 Liquidity and Capital Resources
 <P>
 The Company remains liquid because sufficient funds for
 capital projects and very limited G & A was raised from
 investors.
 <P>
                       Part II
 <P>
 Pursuant to the Instructions on Part II of the Form 10-
 QSB, Items 1, 3 and 5 are omitted.
 <P>
 Item 2. Changes in Securities
 <P>
 The following information sets forth certain information
 as of June 30, 2000, for all securities the Company sold
 since March 31, 2000, without registration under the Act,
 excluding any information "previously reported as defined
 in Rule 12b-2 of the Securities Exchange Act of 1934."
 There were no underwriters in any of these transactions,
 nor were any sales commissions paid thereon.
 <P>
 On April 5, 2000, the Company issued 20,000 shares to
 Sallie E. Curry for consulting services rendered to the
 Company.    Such shares were issued in reliance on the
 exemption under Section 4(2) of the Securities Act of
 1933, as amended (the "Act") and are restricted in
 accordance with Rule 144 of the Securities Act of 1933.
 <P>
 On April 6, 2000, the company issued 45,455 to Charles D.
 Taylor Profit Sharing Plan in consideration of $20,000.
 Such shares were issued in reliance on the exemption under
 Section 4(2) of the Securities Act of 1933, as amended
 (the "Act") and are restricted in accordance with Rule 144
 of the Securities Act of 1933.
 <P>
 On April 14, 2000, the Company issued 1,500,000 shares to
 Rhea Laws for consulting services rendered to the Company.
 Such shares were issued in reliance on the exemption under
 Section 4(2) of the Securities Act of 1933, as amended
 (the "Act") and are restricted in accordance with Rule 144
 of the Securities Act of 1933.
 <P>
 On June 7, 2000, the Company issued 5,500 shares to J.T.
 Fraser for consulting services rendered to the Company.
 Such shares were issued in reliance on the exemption under
 Section 4(2) of the Securities Act of 1933, as amended
 (the "Act") and are restricted in accordance with Rule 144
 of the Securities Act of 1933.
 <P>
 On June 7, 2000, the Company issued 15,000 to Darrell
 Nilson for consulting services rendered to the Company.
 Such shares were issued in reliance on the exemption under
 Section 4(2) of the Securities Act of 1933, as amended
 (the "Act") and are restricted in accordance with Rule 144
 of the Securities Act of 1933.
 <P>
 On June 7, 2000, the Company issued 100,000 to Charles D.
 Taylor Profit Sharing Plan in consideration of $15,000.
 Such shares were issued in reliance on the exemption under
 Section 4(2) of the Securities Act of 1933, as amended
 (the "Act") and are restricted in accordance with Rule 144
 of the Securities Act of 1933.
 <P>
 On June 7, 2000, the Company issued 7,000 to David B. Van
 Matre of $17,640.     Such shares were issued in reliance
 on the exemption under Section 4(2) of the Securities Act
 of 1933, as amended (the "Act") and are restricted in
 accordance with Rule 144 of the Securities Act of 1933.
 <P>
 On June 26, 2000, the Company issued 5,000 shares to
 Timothy McCulley for consulting services rendered to the
 Company.    Such shares were issued in reliance on the
 exemption under Section 4(2) of the Securities Act of
 1933, as amended (the "Act") and are restricted in
 accordance with Rule 144 of the Securities Act of 1933.
 <P>
 On June 26, 2000, the Company issued 2,970,847 to Rapid
 Release Research, Inc. for the conversion of promissory
 notes owed by the Company to Rapid Release in the amount
 of $649,872.    Such shares were issued in reliance on the
 exemption under Section 4(2) of the Securities Act of
 1933, as amended (the "Act") and are restricted in
 accordance with Rule 144 of the Securities Act of 1933.
 <P>
 On June 27, 2000, the Company issued 50,000 shares to
 Jeffrey Brommer in consideration of $12,500.    Such
 shares were issued in reliance on the exemption under
 Section 4(2) of the Securities Act of 1933, as amended
 (the "Act") and are restricted in accordance with Rule 144
 of the Securities Act of 1933.
 <P>
 On June 27, 2000, the Company issued 175,000 shares to
 Sandra B. Lam in consideration for the settlement and
 mutual release of a claim against the Company.     Such
 shares were issued in reliance on the exemption under
 Section 4(2) of the Securities Act of 1933, as amended
 (the "Act") and are restricted in accordance with Rule 144
 of the Securities Act of 1933.
 <P>
 On June 27, 2000, the Company issued 500,000 shares to
 Pecan Tree Consulting, Inc. for consulting services
 rendered to the Company.    Such shares were issued in
 reliance on the exemption under Section 4(2) of the
 Securities Act of 1933, as amended (the "Act") and are
 restricted in accordance with Rule 144 of the Securities
 Act of 1933.
 <P>
 On June 29, 2000, the Company issued 40,000 shares to
 Bradley E. and Nassim Hough in consideration of $10,000.
 Such shares were issued in reliance on the exemption under
 Section 4(2) of the Securities Act of 1933, as amended
 (the "Act") and are restricted in accordance with Rule 144
 of the Securities Act of 1933.
 <P>
 On June 30, 2000, the Company issued 40,000 shares to Ray
 Howard in consideration of $10,000.     Such shares were
 issued in reliance on the exemption under Section 4(2) of
 the Securities Act of 1933, as amended (the "Act") and are
 restricted in accordance with Rule 144 of the Securities
 Act of 1933.  Such shares were issued in July 2000.
 <P>
 Item 4. Submission of Matters to a Vote of Security
 Holders.
 <P>
 On April 26, 2000 a majority of the outstanding shares
 approved
 the Stock Acquisition and Reorganization Agreement between
 the Company and Segway II Corp. dated April 26, 2000 and
 the issuance of 5,000 shares of the Company's common stock
 to Segway II shareholders in accordance therewith.  To
 date such shares have not been issued.
 <P>
 Item 6 Exhibits and Reports on Form 8-K
 <P>
 (a)     Exhibits - Exhibit 27 - Financial Data Schedule
 <P>
 (b)     Reports on Form 8-K - On April 26, 2000, the
 Company filed an 8-K12g3 with the Securities and Exchange
 Commission for the Stock Acquisition and Reorganization
 Agreement between the Company and Segway II Corp. dated
 April 26, 2000.  (See SEC File No. 000-30503)
 <P>
 SIGNATURES
 <P>
 Pursuant to the requirements of Section 13 or 15(d) of the
 Securities Exchange Act of 1934, the Registrant has duly
 caused this report to be signed on its behalf by the
 undersigned, thereunto duly authorized on August 16, 2000.
 <P>
 PANGEA PETROLEUM CORPORATION
 <P>
 By: /s/ Charles B. Pollock
 ---------------------------
         Charles B. Pollock,
         Chairman of the Board of Directors
         and Chief Executive Officer
 <P>
 <P>