Form 10QSB
period 2000-09-30
PANGEA PETROLEUM CORP
filed 2000-11-14
CIK 1077319

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
 <P>
                        FORM 10-QSB
 <P>
      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
 <P>
      For the quarterly period ended September 30, 2000
 <P>
              Commission File No. 000-30503
 <P>
              PANGEA PETROLEUM CORPORATION
         (Name of small business issuer in its charter)

                Colorado                              76-0635938
        (State or jurisdiction of          (I.R.S. Employer Identification No.)
         incorporation or organization)

 <P>
                6776 Southwest Freeway, Suite 620
                    Houston, Texas 77074
                        713-933-0374
      (Address, including zip code and telephone number,
                       including area
           code, of registrant's executive offices)
 <P>
                        Common Stock
                       (Title of class)
 <P>
 Check whether the issuer (1) filed all reports required to
 be filed by Section 13 or 15(d) of the Securities Exchange
 Act of 1934 during the preceding 12 months (or for such
 shorter period that the Company was required to file such
 reports), and (2) has been subject to such filing
 requirements for the past 90 days.
 <P>
                     Yes   X   NO
 <P>
 29,693,900 shares of Common Stock, par value $.001 per
 share, were outstanding at November 14, 2000.
 <P>
 Documents Incorporated by Reference:  None
 <P>
                PANGEA PETROLEUM CORPORATION
 <P>
                        FORM 10-QSB
 <P>
                      Table of Contents
 <P>
 PART I - Financial Information
 <P>
 Item 1 - Financial Statements
 <P>
 Independent Accountants' Report
 <P>
 Condensed Financial Statements (Quarter ended September
 30, 2000 Reviewed)
 <P>
 Balance Sheets - September 30, 2000 and December 31, 1999
 (Audited)
 <P>
 Statements of Operations - Nine Months ended September 30,
 2000 and 1999
 <P>
 Statements of Operations - Three Months ended September
 30, 2000 and 1999
 <P>
 Statements of Cash Flows - Nine Months ended September 30,
 2000 and 1999
 <P>
 Notes to Financial Statements
 <P>
 Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations
 <P>
 PART II - OTHER INFORMATION
 <P>
 Item 2 - Changes in Securities and Use of Proceeds
 <P>
 Item 6 - Reports on Form 8-K
 <P>
 SIGNATURES
 <P>
              PART I - FINANCIAL INFORMATION
 <P>
 Item 1. Consolidated Financial Statements
 <P>
 BASIS OF PRESENTATION
 <P>
 The accompanying reviewed financial statements are
 presented in accordance with generally accepted
 accounting principles for interim financial
 information and the instructions to Form 10-QSB and
 item 310 under subpart A of Regulation S-B.
 Accordingly, they do not include all of the
 information and footnotes required by generally accepted
 accounting principles for complete financial
 statements.  The accompanying statements should be
 read in conjunction with the audited financial statements
 for the year ended December 31, 1999.  In the
 opinion of management, all adjustments (consisting only
 of normal occurring  accruals) considered necessary in
 order to make the financial statements not misleading,
 have been included.  Operating results for the three
 months and nine months ended September 30, 2000 are not
 necessarily indicative of results that may be expected for
 the year ending December 31, 2000.  The financial
 statements are presented on the accrual basis.
 <P>
              Independent Accountants' Report
 <P>
 R. E. Bassie & Co., P.C.
 Certified Public Accountants
 A Professional Corporation
 <P>
 7171 Harwin Drive, Suite 306
 Houston, Texas 77036-2197
 Tel: (713) 266-0691 Fax: (713) 266-0692
 E-Mail: Rebassie@aol.com
 <P>
 To The Board of Directors and Stockholders
 Pangea Petroleum Corporation:
 <P>
 We have reviewed the accompanying condensed balance sheet
 of Pangea Petroleum Corporation as of September 30, 2000,
 and the related condensed statements of operations and
 cash flows for the three-month and nine-month periods
 ended September 30, 2000.  These financial statements are
 the responsibility of the Corporation's management.
 <P>
 We conducted our review in accordance with standards
 established by the American Institute of Certified Public
 Accountants.  A review of interim financial information
 consists principally of applying analytical procedures to
 financial data and of making inquiries of persons
 responsible for financial and accounting matters.  It is
 substantially less in scope than an audit conducted in
 accordance with generally accepted auditing standards, the
 objective of which is the expression of an opinion
 regarding the financial statements taken as a whole.
 Accordingly, we do not express such an opinion.
 <P>
 Based on our review, we are not aware of any material
 modifications that should be made to such condensed
 financial statements for them to be in conformity with
 generally accepted accounting principles.
 <P>
 The Corporation's 1999 financial statements were audited
 by another auditor, in accordance with generally accepted
 auditing standards, including the balance sheet of Pangea
 Petroleum Corporation as of December 31, 1999, and the
 related statements of operations, stockholders' equity,
 and cash flows for the year then ended (not presented
 herein); the other auditor's report, dated February 15,
 2000, expressed an unqualified opinion on those financial
 statements and included an explanatory paragraph
 concerning matters that raise substantial doubt about the
 Corporation's ability to continue as a going concern.  In
 our opinion, the information set forth in the accompanying
 condensed consolidated balance sheet as of December 31,
 1999 is fairly stated, in all material respects, in
 relation to the balance sheet from which it has been
 derived.
 <P>
                     /s/ R. E. Bassie & Co., P.C.
 <P>
 Houston, Texas
 October 20, 2000
 <P>
                 PANGEA PETROLEUM CORPORATION
 <P>
                       Balance Sheets
 <P>
          September 30, 2000 and December 31, 1999
  (Unaudited - see accompanying accountants' review report)

                Assets                              2000               1999
                                                                     (Audited)
 Current assets:
      Cash                                         $ 106,475         $     343
 <P>
      Accounts receivable, less allowance
       for doubtful accounts of
       $0 at September 30, 2000 and
       $29,868 at December 31, 1999                    5,115             8,009
      Prepaid expenses and other current assets        7,800                 0
      Deferred income taxes                          708,066            65,261
                                                  --------------------------------
           Total current assets                      910,314            73,613
                                                  --------------------------------
 Real estate held for sale                            46,642                 0
 <P>
 Property and equipment, net (note 2)                 58,000            98,471
 <P>
 Investment in joint venture (note 3)                 12,500                 0
 <P>
 Goodwill, net of accumulated amortization
  of $1,969 at September 30, 2000                     76,781           100,000
 <P>
 Other assets                                          1,988             2,205
                                                  --------------------------------
           Total assets                      $     1,106,225      $    274,289
                                                  ================================
 Liabilities and Stockholders' Equity
 ------------------------------------
 Current liabilities:
      Bank overdrafts                                      0             5,931
      Accounts payable and accrued expenses            1,368           103,202
      Accrued interest payable                             0             7,350
      Payable to affiliated companies                      0           301,119
      Note payable                                    10,000                 0
                                                  --------------------------------
            Total current liabilities                 11,368           417,602
 <P>
 Long-term note payable to related parties                 0           162,000
                                                  --------------------------------
            Total liabilities                         11,368           579,602
 <P>
 Stockholders' equity:
      Common stock, $.001 par value.
       Authorized 50,000,000 shares:
       issued and outstanding, 27,240,900
       at September 30, 2000 and 17,809,000
       at December 31, 1999                           27,241            17,809
      Additional paid-in capital                   2,589,719            84,996
      Accumulated deficit                         (1,487,103)         (408,118)
                                                 ---------------------------------
                                                   1,129,857          (305,313)
      Less stock subscription receivable             (35,000)                0
                                                 ----------------------------------
            Total stockholders' equity (deficit)   1,094,857          (305,313)
 <P>
 Commitments and contingent liabilities
 <P>
           Total liabilities and
            stockholders' equity               $   1,106,225       $   274,289
                                                 ==================================
 <P>
 See accompanying notes to financial statements.

 <P>
              PANGEA PETROLEUM CORPORATION
 <P>
               Statements of Operations
 <P>
        Three months ended Setpember 30, 2000 and 1999
 <P>
 (Unaudited - see accompanying accountants' review report)

                                                     2000          1999
                                                  ----------------------------
 Revenues                                         $          0     $   32,823
 <P>
 Costs and expenses:
      Costs of sales                                         0         59,393
      Selling, general and administrative              709,914        250,254
      Write-off of goodwill                            100,000              0
      Depreciation and amortization                      1,969              0
                                                   -------------------------------
           Total operating expenses                    811,883        309,647
                                                    ------------------------------
     Operating loss                                   (811,883)      (276,824)
 <P>
 Other income (expense):
     Other income                                        1,436              0
     Loss on the disposition of assets                 (54,023)             0
                                                    ------------------------------
           Total other income                          (52,587)             0
                                                    ------------------------------
           Net loss before tax benefit                (864,470)      (276,824)
 <P>
 Deferred income tax benefit                                 0              0
                                                    ------------------------------
           Net loss                         $         (864,470)     $(276,824)
                                                    ==============================
 <P>
 Net loss per share - basic and diluted     $            (0.04)      $  (0.03)
                                                    ==============================
 Weighted average common shares                     24,527,469      9,402,160
                                                    ==============================

 <P>
 See accompanying notes to financial statements.
 <P>
               PANGEA PETROLEUM CORPORATION
 <P>
                Statements of Operations
 <P>
        Nine months ended September 30, 2000 and 1999
   (Unaudited - see accompanying accountants' review report)

                                         2000          1999
                                         ----          ----
 Revenues                              $     0     $   32,823
 <P>
 Costs and expenses:
      Costs of sales                         0         59,393
      Selling, general and
       administrative                  933,594        305,622
      Write-off of goodwill            100,000              0
      Depreciation and amortization     10,917              0
                                       ------------------------
      Total operating expenses       1,044,511        365,015
                                       ------------------------
           Operating loss           (1,044,511)      (332,192)
 <P>
 Other income (expense):
      Other income                       1,952              0
      Loss on disposition of assets    (54,023)             0
                                       ------------------------
      Total other income               (52,071)             0
                                       ------------------------
      Net loss before tax benefit   (1,096,582)      (332,192)
 <P>
 Deferred income tax benefit            17,597              0
                                       ------------------------
      Net loss                  $   (1,078,985)  $   (332,192)
 <P>
 Net loss per share
  - basic and diluted              $     (0.06)  $      (0.04)
 <P>
 Weighted average common shares     17,565,545      8,370,899
                                   ============================
 <P>
 See accompanying notes to financial statements.

                    PANGEA PETROLEUM CORPORATION
 <P>
                      Statements of Cash Flows
 <P>
          Nine months ended September 30, 2000 and 1999
  (Unaudited - see accompanying accountants' review report)

                                                    2000              1999
                                                    -----------------------
 Cash flows from operating activities:
      Net loss                                $   (1,078,985)     $  (332,192)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation of property and equipment         8,948                  0
      Amortization of goodwill                       1,969                  0
      Write-off of goodwill                        100,000                  0
      Stock issued for compensation                613,213                  0
      Bad debts                                     30,279                  0
      Loss on disposition of assets                 54,023                  0
      (Increase) decrease in operating activities
         Accounts receivable                         2,894            (37,784)
         Prepaid expenses and other
          current assets                            (7,800)            (1,000)
         Advances to affiliate                    (708,066)                 0
         Deferred income taxes                     (17,597)                 0
         Other assets                                  217                317
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses     (40,780)            83,136
                                                 ----------------------------------
      Net cash used in operating activities     (1,041,685)          (287,523)
                                                -----------------------------------
 Cash flows from investing activities:
      Purchase of property and equipment           (23,000)          (111,245)
      Proceeds from the sale of assets                 500                  0
      Purchase of real estate held for sale        (46,642)                 0
      Cash paid for acquisition                    (53,750)                 0
                                                -----------------------------------
      Net cash used in investing activities       (122,892)          (111,245)
 <P>
 Cash flows from financing activities:
      Proceeds from issuance of registered
       common stock                                310,890                  0
      Proceeds from issuance of restricted
       Common stock                                943,750             34,612
      Proceeds from borrowing from affiliated
       Companies                                         0            203,028
      Proceeds form long-term debt                       0            162,000
      Proceeds from short-term borrowing            22,000                  0
      Decrease in bank overdrafts                   (5,931)                 0
                                                -----------------------------------
             Net cash provided by financing
              activities                         1,270,709            399,840
                                                -----------------------------------
             Net increase in cash                  106,132              1,072
 <P>
 Cash at beginning of year                             343                  0
                                                -----------------------------------
 Cash at end of period                         $   106,475         $    1,072
                                                ===================================
 <P>
 See accompanying notes to financial statements.

 <P>
              PANGEA PETROLEUM CORPORATION
 <P>
               Notes to Financial Statements
 <P>
 Notes to Financial Statements
 <P>
 1)     General
 <P>
 Pangea Petroleum Corporation (the Company or Pangea), formerly Segway II Corp., is in the business of producing oil and gas from proven reserves.
 <P>
 The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments
 (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented.
 The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.
 <P>
 As contemplated by the Securities and Exchange Commission
 (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's 1999 audited financial statements and related footnotes.
 <P>
 (2)     Property and Equipment
 <P>
 Property and equipment is summarized as follows at September 30, 2000 and December 31, 1999.

                                            2000          1999
                                        --------------------------
 Oil and gas properties                  $ 58,000     $   35,000
 Machinery and equipment                        -         61,000
 Office equipment                          15,245         15,245
                                        --------------------------
      Total property and equipment         73,245        111,245
 Less accumulated depreciation             15,245         12,774
                                        --------------------------
      Net property and equipment         $ 58,000     $   98,471

 <P>
 (3)     Investment in Joint Venture
 <P>
 Effective September 7, 2000, the Company entered into an
 agreement with Paradigm Advanced Technologies, Inc., a
 Delaware Corporation (Paradigm), whereby the Company and
 Paradigm will both own a 50% interest in WorldLink USA,
 LLC, a Nevada Limited Liability Company (WorldLink).
 WorldLink is a development stage company that owns or
 licenses video streaming technology and a library of
 concerts previously broadcast over the Internet.  In
 consideration for the 50% ownership in WorldLink, the
 Company issued warrants representing the rights to
 purchase 12,500,000 shares of Pangea's common stock, par
 value $0.001 per share, at an exercise price of $1.00 per
 share.  The warrants may be exercised on the second
 anniversary of the date of issuance.  There is no market
 for the purchase of Pangea's warrants; therefore, the
 issuance of 12,500,000 warrants was recorded at the par
 value ($0.001) of common stock of the Company or $12,500.
 <P>
 (4)     Subsequent Event
 <P>
 Effective October 5, 2000, the Company acquired all of the
 outstanding stock of Mass Energy, Inc., a Houston, Texas
 based oil and gas exploration company.  The Company issued
 2,000,000 shares of restricted common stock as
 consideration in the acquisition.  As part of the
 agreement, the Company agreed to file an S-4 Registration
 Statement within 20 working days from the date of closing
 of the agreement.  The acquisition will be accounted for
 as a purchase.
 <P>
 PART I - FINANCIAL INFORMATION
 <P>
 Item 1 - Consolidated Financial Statements
 <P>
 Item 2- Management's Discussion and Analysis of Financial
 Condition and Results of Operations.
 <P>
 The statements contained herein and other information
 contained in this report may be based, in part, on
 manangement's estimates, projections, plans and judgments,
 As such, these are forward looking statements and involve
 a number of risks and uncertainties.  A number of factors,
 which could cause actual results to differ materially,
 include: general economic conditions, competitive market,
 influences, technology changes, and other influences
 beyond the control of management.
 <P>
 The Months Ended June 30, 2000 Compared to Three Months
 Ended June 30, 1999.
 <P>
 Results of Operations -
 <P>
 Pangea Petroleum Corporation terminated WorldLink
 operations during the last quarter pending the successful
 sale of a majority of those assets.  Additionally, oil and
 natural gas operations were still in a startup phase.
 Consequently, there were no revenues from operations
 during the quarter ending June 30th, 2000.  Expenses
 during the quarter increased due to costs associated with
 the startup of a major energy project that is expected to
 generate revenues before the end of the year.  Additional
 costs were associated with the sale of certain WorldLink
 assets.  General and Administrative expenses were down.
 <P>
 Pangea Petroleum has undertaken several small and one
 major energy project.  We are in the final stages of
 negotiating another major energy project.  It is expected
 that revenues from ongoing and pending projects, coupled
 with assets derived from the WorldLink sale will create a
 positive and profitable environment for the company.
 <P>
 Net Earnings
 <P>
 Earnings from operations were zero during the quarter
 because WorldLink operations were terminated and energy
 projects had not started producing revenues as noted
 above.
 <P>
 Liquidity and Capital Resources
 <P>
 The Company remains liquid because sufficient funds for
 capital projects and very limited G & A was raised from
 investors.
 <P>
                       Part II
 <P>
 Pursuant to the Instructions on Part II of the Form 10-
 QSB, Items 1, 3 and 5 are omitted.
 <P>
 Item 2. Changes in Securities
 <P>
 The following information sets forth certain information
 as of September 30, 2000, for all securities the Company
 sold since July 1, 2000, without registration under the
 Act, excluding any information "previously reported as
 defined in Rule 12b-2 of the Securities Exchange Act of
 1934." There were no underwriters in any of these
 transactions, nor were any sales commissions paid thereon.
 <P>
 On July 5, 2000, the Company issued 4,750 shares to
 Richard I. Anslow pursuant to the Stock Acquisition and
 Reorganization Agreement with the Company.    Such shares
 were issued in reliance on the exemption under Section
 4(2) of the Securities Act of 1933, as amended (the "Act")
 and are restricted in accordance with Rule 144 of the
 Securities Act of 1933.
 <P>
 On July 5, 2000, the Company issued 250 shares to
 Robert Jaclin pursuant to the Stock Acquisition and
 Reorganization Agreement with the Company.  Such shares
 were issued in reliance on the exemption under Section
 4(2) of the Securities Act of 1933, as amended (the "Act")
 and are restricted in accordance with Rule 144 of the
 Securities Act of 1933.
 <P>
 On July 5, 2000, the Company issued 60,000 shares to Ray
 Howard in consideration for $17,640 pursuant to a
 subscription agreement.  Such shares were issued in
 reliance on the exemption under Section 4(2) of the
 Securities Act of 1933, as amended (the "Act") and are
 restricted in accordance with Rule 144 of the Securities
 Act of 1933.
 <P>
 On July 20, 2000, the Company issued 60,000 shares to
 Kenneth D. Davidson for consulting services rendered to
 the Company. Such shares were issued in reliance on the
 exemption under Section 4(2) of the Securities Act of
 1933, as amended (the "Act") and are restricted in
 accordance with Rule 144 of the Securities Act of 1933.
 <P>
 On July 19, 2000, the Company issued 20,000 shares to
 Randall Massey, an officer of the Company, as
 consideration for the repayment of a loan to the Company.
 Such shares were issued in reliance on the exemption under
 Section 4(2) of the Securities Act of 1933, as amended
 (the "Act") and are restricted in accordance with Rule 144
 of the Securities Act of 1933.
 <P>
 On July 19, 2000, the Company issued 100,000 shares to
 Charles D. Taylor Profit Sharing Plan in consideration for
 $31,000 pursuant to a subscription agreement.  Such shares
 were issued in reliance on the exemption under Section
 4(2) of the Securities Act of 1933, as amended (the "Act")
 and are restricted in accordance with Rule 144 of the
 Securities Act of 1933.
 <P>
 On July 27, 2000, the Company issued 10,000 shares to Brad
 Stapp in consideration for $5,000 pursuant to a
 subscription agreement.  Such shares were issued in
 reliance on the exemption under Section 4(2) of the
 Securities Act of 1933, as amended (the "Act") and are
 restricted in accordance with Rule 144 of the Securities
 Act of 1933.
 <P>
 On July 27, 2000, the Company issued 7,000 shares to David
 Van Metre in consideration for $140 pursuant to an
 exercise of options under a subscription agreement.  Such
 shares were issued in reliance on the exemption under
 Section 4(2) of the Securities Act of 1933, as amended
 (the "Act") and are restricted in accordance with Rule 144
 of the Securities Act of 1933.
 <P>
 On August 11, 2000, the Company issued 50,000 shares to
 DeLisa Willaims in consideration for $1,750 pursuant to an
 option certificate.  Such shares were issued in reliance
 on the exemption under Section 4(2) of the Securities Act
 of 1933, as amended (the "Act") and are restricted in
 accordance with Rule 144 of the Securities Act of 1933.
 <P>
 On August 31, 2000, the Company issued 5,000 shares to
 Brad Stapp in consideration for $1,750 pursuant to an
 option certificate.  Such shares were issued in reliance
 on the exemption under Section 4(2) of the Securities Act
 of 1933, as amended (the "Act") and are restricted in
 accordance with Rule 144 of the Securities Act of 1933.
 <P>
 On August 31, 2000, the Company issued 5,000 shares to
 Michelle M. Crawford for a wedding gift from the Company.
 Such shares were issued in reliance on the exemption under
 Section 4(2) of the Securities Act of 1933, as amended
 (the "Act") and are restricted in accordance with Rule 144
 of the Securities Act of 1933.
 <P>
 On September 5, 2000, the Company issued 5,000 shares to
 Brad Stapp in consideration for $2,500 pursuant to a
 subscription agreement.  Such shares were issued in
 reliance on the exemption under Section 4(2) of the
 Securities Act of 1933, as amended (the "Act") and are
 restricted in accordance with Rule 144 of the Securities
 Act of 1933.
 <P>
 On September 7, 2000, the Company issued 214,286 shares to
 David Lennox, an officer and director of the Company for
 the conversion of a promissory note owed by the Company to
 David Lennox in the amount of $75,000.    Such shares were
 issued in reliance on the exemption under Section 4(2) of
 the Securities Act of 1933, as amended (the "Act") and are
 restricted in accordance with Rule 144 of the Securities
 Act of 1933.
 <P>
 On September 7, 2000, the Company issued 74,286 shares to
 Charles B. Pollock, an officer and director of the Company
 for the payment of salary in the amount of $26,000.  Such
 shares were issued in reliance on the exemption under
 Section 4(2) of the Securities Act of 1933, as amended
 (the "Act") and are restricted in accordance with Rule 144
 of the Securities Act of 1933.
 <P>
 On September 26, 2000, the Company issued 5,000 shares to
 Roger Elswick in consideration for $1,750 pursuant to an
 option certificate.  Such shares were issued in reliance
 on the exemption under Section 4(2) of the Securities Act
 of 1933, as amended (the "Act") and are restricted in
 accordance with Rule 144 of the Securities Act of 1933.
 <P>
 On September 27, 2000, the Company issued 20,000 shares to
 Garland G. Mueller in consideration for $25,000 pursuant
 to a subscription agreement.  Such shares were issued in
 reliance on the exemption under Section 4(2) of the
 Securities Act of 1933, as amended (the "Act") and are
 restricted in accordance with Rule 144 of the Securities
 Act of 1933.
 <P>
 On September 28, 2000, the Company issued 1,000 shares to
 Citation Solutions, Inc. in consideration for services
 rendered in the design of the Company's website.  Such
 shares were issued in reliance on the exemption under
 Section 4(2) of the Securities Act of 1933, as amended
 (the "Act") and are restricted in accordance with Rule 144
 of the Securities Act of 1933.
 <P>
 Item 4. Submission of Matters to a Vote of Security
 Holders.
 <P>
 On September 7, 2000 a majority of the outstanding shares
 approved the Strategic Alliance Agreement between the
 Company and Paradigm Advanced Technologies, Inc. dated
 September 7, 2000.
 <P>
 Item 6 Exhibits and Reports on Form 8-K
 <P>
 (a)     Exhibits - Exhibit 27 - Financial Data Schedule
 <P>
 (b)     Reports on Form 8-K - On September 22, 2000, the
 Company filed an 8-K with the Securities and Exchange
 Commission for the Strategic Alliance Agreement between
 the Company and Paradigm Advanced Technologies, Inc. dated
 September 7, 2000.  (See SEC File No. 000-30503)
 <P>
                           SIGNATURES
 <P>
 Pursuant to the requirements of Section 13 or 15(d) of the
 Securities Exchange Act of 1934, the Registrant has duly
 caused this report to be signed on its behalf by the
 undersigned, thereunto duly authorized on November 14,
 2000.
 <P>
 PANGEA PETROLEUM CORPORATION
 <P>
 By:/s/ Charles B. Pollock
 ---------------------------
         Charles B. Pollock,
         Chairman of the Board of Directors
         and Chief Executive Officer
 <P>
 Date: November 14, 2000
 <P>