Form 10-K
period 2000-12-31
PANGEA PETROLEUM CORP
filed 2001-04-16
CIK 1077319

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2000

                            Commission File #0-30503

                          PANGEA PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

                                    Colorado

         (State or other jurisdiction of incorporation or organization)

                                   76-0635938
                      (IRS Employer Identification Number)

             6776 Southwest Freeway, Suite 620, Houston, Texas 77074
               (Address of principal executive offices )(Zip Code)

                                 (832) 242-3381
                (Registrant's telephone no., including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2000: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 10, 2001, was: $21,086,954

Number of shares of the registrant's common stock outstanding as of April 10, 2001 was: 47,370,898

Transfer Agent as of April 10, 2001:

                     Olde Monmouth Stock Transfer Co., Inc.
                         77 Memorial Parkway, Suite 101
                      Atlantic Highlands, New Jersey 07716

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

About Pangea

Pangea Petroleum Corporation is a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol "PAPO." We are largely an independent energy company engaged, through our wholly owned subsidiary, Mass Energy, Inc. in an active exploration and drilling program as well as the purchase, re-engineering, exploitation and development of proven oil and gas properties as a core business activity. The Officers and Directors of the Company are familiar with and understand the petroleum business. The Company structure will remain small through the use of carefully selected consultants, contractors and service companies.

Pangea will use capital and established proven technology to create value by generating significant production from established reserves that are of little interest to the major companies in the industry. Initially, the Company will focus on mature petroleum provinces in the United States that have adequate production and distribution infrastructures. In most cases, the Company will invest in projects to a sufficient degree to maintain decision-making control while leaving routine operating responsibility in the hands of competent partners and/or contractors. The Company will market its products through a mix of short and long term contracts to assure a reliable revenue stream and hedge marketing to flatten the swings in energy prices. Producing properties may be resold after enhanced production is established as appropriate to establish and maintain maximum asset value.

Pangea Petroleum Organization. We are a Colorado corporation incorporated on March 11, 1997 under the name Zip Top, Inc. On December 11, 1998, we changed our name to Pangea Petroleum Corporation. Until our acquisition of Mass Energy, Inc. in October 2000, we operated as a development stage company. Our main office (which we share with our wholly owned subsidiary, Mass Energy, Inc.) is located in Harris County, Texas, at 6776 SW Freeway, Suite 620, Houston, Texas 77074. We maintain all business functions in the Houston area. Primary corporate functions include business support, financial control, technology, production and technical support.

The group working with the financial control function will identify capital resources required to support our strategic goals. This office will also be responsible for human resources, planning, and other ordinary company functions. The financial control department will report to the Chairman and will control all of our finances and coordinate with corporate financial control. The department will be responsible for payables, receivables and financial planning. Technology is responsible for identifying and qualifying products, services, and systems required to support the petroleum production business. It will take the lead in selecting and qualifying contractors, consultants, and service companies required for the implementation of the Company's business plan. Finally, it will stay abreast of technology changes on the outside that will impact Pangea.

The Production Department will control the production of petroleum products. It will work with partners and contractors to ensure optimum production at all times. Production will also take the lead in marketing all produced products. Technical support will be responsible for initial start up of new projects in conjunction with technology and production. It will serve in a coordinating role on all projects. Additionally, it will be the primary interface between service providers and the rest of the Company. It will approve all production plans and monitor implementation.

Revenue Model. Revenue potential and asset enhancement will be the guiding principal for all our investments. Projects will be selected and developed in a manner that will minimize capital required and maximize the utilization of existing production and collection infrastructure and geologic data. We will try to minimize risk by producing from known reserves first and then producing from other reserves made available by work-overs and other established techniques. Revenue streams from product sales will be enhanced by the careful selection and priorization of projects based on the above listed criteria.

Pangea intends to become a significant industry player by capturing a disproportion share of available revenue from key energy investments and maintain financial strength by developing a strategic mix of saleable products (oil and natural gas) that are marketed in a manner to minimize the fluctuations common to the energy marketplace. The planned mix of investments will support a predictable, growing revenue stream from product sales and augmented by income from the sale of enhanced productive properties.

The key financial assumption in our business plan is that a significant number of attractive energy investments will continue to be available for purchase and appropriate technology will be available through service companies and consultants to develop these properties.

Pangea will create value in three ways. First of all, we will develop a market leading position in the identification and exploitation of under-producing oil and gas reserves in established energy provinces such as the State of Texas. Using a judicial mix of current, proven technology and capital, Pangea will optimize production from established reserves. First-rate service companies that have been selected from an approved group of merit-based companies will implement approved projects. Revenue streams will be maximized by carefully marketing the products through a combination of spot and contract sales and in some cases product sales will be hedged.

The second major thrust for value creation will be the enhanced asset value realized from the development of the under-utilized reserves acquired by purchase. These reserves can frequently be produced for a number of years and then re-sold in the market place for greater value because of enhanced production and timing.

The final thrust will be the formation of strategic alliances and partnerships that will enable Pangea to play a greater role in the development of older reserves than it could achieve on its own. These partnerships might take the form of jointly owned reserves, production sharing agreements with service companies in return for production guarantees, or some combination of these and other shared business arrangements.

Pangea's organization will fully utilize strategic marketing to fully implement its business plan. We will select a strategic marketing consultant to guide us through this process.

Pangea intends to become a significant participant in select market niches in the energy industry. The niches include the development of under producing oil and natural gas reserves with capital and technology, the resale of improved and re-packaged producing properties and participation in the final production stage and disposition of select offshore projects. We will create value for our shareholders by leading the market in our niches and maintaining a strong financial base. We will use strategic marketing to stay ahead of the curve in our industry.

Industry. The petroleum industry is a global industry that is fundamental to all economic activity. It is composed of the down stream sector (refining, marketing, products and derivatives) and the upstream sector that is focused on finding and producing crude oil and natural gas. Oil and natural gas are commodities that are found throughout the world and they have been produced in increasing quantities since the mid 19th century. The exploration, production and transportation of these materials in the modern era generate an enormous appetite for capital because quantities sufficient to fuel the world's economic machine are rapidly becoming more difficult to find and expensive to produce. Consequently, a few global corporations and state energy companies dominate the industry. These companies tend to concentrate their investments on very large prospects and to quickly abandon less productive, older reserves.

The production technology in the petroleum industry has improved tremendously in recent years, however commercial quantities of oil and gas are frequently left in place when fields are abandoned. This fact is particularly true in older reservoirs that were abandoned before modern technologies were available.

Additionally, the economic level of interest varies with company size. A small company such as Pangea is frequently willing to devote resources to a field that is not of interest to a major oil and gas company.

Our prospect in Starr County is an excellent example of a prospect that would not be attractive to a major oil and gas company but would be very attractive financially to a company of our size with the use of new production technology and infrastructure. When the exploratory oil wells in our Starr County prospect blew out in 1939 and were tested as gas wells, they were abandoned because of a lack of infrastructure and an economic market demand. Now, nearby gas pipelines as well as a ready market make this prospect attractive to us as well as others.

Mature energy provinces such as the United States have many productive fields with production and collection infrastructure in place that can be purchased. The infrastructure represents a significant required investment if production is to continue. These fields offer investment potential for those companies willing to commit capital and appropriate technology. The technology is readily available from consultants, service companies, and other groups established to support the petroleum production sector.

This plan will target the petroleum niche composed of fields with established reserves that require capital and/or technology in order to enhance or restore production.

About Mass Energy

Mass Energy, Inc., our wholly owned subsidiary since October 2000 is a Texas corporation organized on November 24, 1997. Mass Energy engages in an active exploration and drilling program as well as the purchase, re-engineering, exploitation and development of proven oil and gas properties as a core business activity in Texas and California. In addition to these states, it previously operated in Louisiana.

Mass Energy's main office is located in Harris County, Texas, at 6776 SW Freeway, Suite 620, Houston, Texas 77074. M&R Exploration Company and Mass Energy, Inc., both Texas business corporations, merged effective November 1, 1997. The plan of merger was adopted in accordance with the Texas Business Corporations Act. Under the terms of the merger, M&R Exploration Company was the surviving corporation. The plan of merger provided for the change of the corporate name to Mass Energy, Inc. Mass Energy currently has active leases in Texas (Shelby County, Starr County and Jackson County) and California (Kern County). Mass Energy has drilled wells in Shelby and Starr Counties in Texas and is drilling wells in Jackson County, Texas. Mass Energy is currently assessing the wells in Kern County, California. Mass Energy anticipates drilling to commence in the second quarter of 2001.

Primary Operating Areas
Leases

Shelby County, Texas
Flat Fork Prospect

The Shelby County Leases cover 2,387.672 acres and 6,541.211 acres, both located in Shelby County, Texas and are called the Flat Fork Prospect. The Company owns a 50%
operated working interest position in approximately 8929 gross acres of oil and gas leases located in Shelby County, Texas. An initial test well was drilled in the easternmost portion of this acreage in January 2000. This well was drilled underbalanced with dual stacked horizontal laterals for a total measured depth of approximately 17,000 feet. The well was tested at 3-5 million cubic feet of gas per day and approximately 130 barrels of saltwater per hour. This well should have been extremely profitable, but because of the expense involved to haul the saltwater from location, the well is uneconomical. On the westernmost portion of this acreage, the James Lime Formation has been economically produced without significant amounts of saltwater production. The Company is currently evaluating the possibility of drilling an additional well in this area.

Starr County, Texas
La Brisa Ranch Prospect

The Starr County Leases cover 1,268.73 acres and 589 acres, both located in Starr County, Texas. They are both covered by and Assignment, Bill of Sale and Conveyance ("Assignment"). The Assignment for the lease for 1,268.73 acres covers an undivided 84.875% leasehold interest at a 63.65625% Net Revenue Interest. Such lease includes 2 tracts of land, 1,100.73 acres and 168 acres. The Assignment for the lease for 589 acres covers an undivided 63.65625% leasehold interest at a 47.7421875% Net Revenue Interest. Such lease is for 1 tract of land.

The Company currently owns 75% operated working interest in oil and gas leases in the La Brisa Ranch prospect, located in Starr County, Texas. Approximately 1,858 acres are now under lease; being two leases for 1268.73 acres and 589 acres. In October 2000, in the southern portion of this acreage, the Company drilled a 7000 feet test (Garnett #1 Well) which offset a well drilled in 1926 that blew out in the 5400 feet Sand. The well was tested and found to be uncommercial. Approximately 50 square miles of 3-D data was shot encompassing the northern portion of our acreage position. The Company has identified, through sub-surface control, a prospective drilling location, but will solicit 3-D interpretation to confirm this prospect. The Company intends to drill this prospect in the second or third quarter of 2001.

Jackson County, Texas
SW El Toro 3-D Prospect

The Jackson County Leases cover 425 acres and 158.10 acres, both located in Jackson County, Texas. The 425 acre lease is a Farmout Agreement which requires a $150,000 payment in 3 installments due November 18, 2000, December 18, 2000 and the date the well is spudded. The 158.10 acre lease is an Oil, Gas and Mineral Lease executed November 16, 2000.

The Company currently owns 100% operated working interest in 425 acres in the deep mineral rights acquired in a farm-out agreement with White Oak Energy, et. al. The Company owns 100% in this prospect AMI (area of mutual interest) with White Oak Energy, et. al. Retaining a 15% back-in position on the first two wells drilled. Additional oil and gas leases, being approximately 371 gross acres were acquired adjacent to our prospect area. Approximately 80 square miles of 3-D was shot by an independent contractor, which included our acreage. This prospect was generated through 3-D Seismic interpretation by the Keljor Group. A test well (Vincik #3 Well) was spud on January 18, 2001. We have completed drilling on this well. It will be perforated in the 6500' Frio Sand during the week of April 2, 2001. If successful, production of oil will begin immediately into temporary tanks, with the construction of a permanent production facility to follow within two weeks.

Kern County, California
35X Anticline Prospect

The Kern County Lease covers 2,252 acres located in Kern County, California. This lease is covered by an Assignment of Oil and Gas Leases executed December 15, 2000 by Mass Energy and Samedan Oil Corporation and covers 7 leases. The Company currently owns 75% operated working interest in approximately 2252 gross acres located in Kern Country, California. This acreage was acquired by Mass Energy from Samedan Oil Corporation, and covers seven leases. Plans are to drill an underbalanced horizontal single-lateral well in the Antelope Shale formation at approximately 4450 feet with a lateral length of 2500 feet. This well should spud in the second quarter of 2001.

The Republic of Guinea Project

In March 2000, we signed a letter of intent with US Oil to acquire the rights to a refinery project in The Republic of Guinea. We were going to form a new entity, Pangea International, to operate such project. After signing the letter of intent, the social and political climate in The Republic of Guinea became non-conducive to business opportunities. We are still very interested in pursuing this opportunity once the political climate stabilizes.

Business Strategy

Our business strategy includes an active exploration and drilling program as well as the purchase, re-engineering, exploitation and development of proved oil and gas properties as a core business activity. Our strategy will continue to include exploration and development drilling programs designed to use under-balanced horizontal drilling technologies and to use three dimensional ("3-D") seismic technology with comprehensive integration of subsurface control, production, engineering, and other data, as available, as a means of reducing risks.

Normally our capital budget would be 40% acquisitions, 30% re-engineering and development, and 30% exploration. However, considering the current industry conditions, we intend to focus on 30% acquisitions (either purchase of assets, or corporate acquisitions and mergers, that we expect will be available in 2001), 20% on re-engineering and development and 50% on exploration drilling. We have budgeted approximately $5 million capital expenditures in 2001 related to currently held projects.

We have set a goal of $20 million of capital expenditures related to the development of these new properties. If we are successful in our goals, approximately 85% of our budget will be for exploration and drilling, purchases and re-engineering of producing properties, with the remainder dedicated to exploitation and development activities, pre-drilling exploration costs and acquisitions. The proportion of our capital expenditure budget expended for each of these activities could change substantially, depending upon the relative cost of the drilling and acquisition opportunities presented to us, the availability of external financing and our assessment of the risk, cost, and potential return.

We will continue to direct a portion of our capital budget and manpower to exploration activities, by means of retaining direct interests and selling interests in our prospects to industry participants for cash, and carried or reversionary interests. Under such arrangements, our percentage interest in revenues from successful drilling could be higher than our percentage share of the cost. This strategy is intended to expose us to potentially significant reserves.

Hedging Activities

In connection with future production, we will hedge certain future natural gas production quantities, in order to reduce our sensitivity to price fluctuations. We intend to engage in hedging activities through price swaps, derivative financial instruments and other market risk sensitive instruments in connection with new production and acquisitions, if any. We use such instruments for the purpose of reducing our exposure to the volatility of oil and gas prices and not for speculative investment purposes. While intended to reduce the effects of oil and gas price volatility, hedging transactions may limit potential gains earned by us from oil and gas price increases and may expose us to the risk of financial loss in certain circumstances. In a typical hedge transaction, it is expected that we will receive payment from a counterparty to the hedge of the excess of the fixed price specified in the hedge contract over a floating price based on a market index, multiplied by the volume of production hedged. Conversely, if the floating price exceeds the fixed price, we would be required to pay the counterparty the difference multiplied by the volume of production hedged. We would be required to pay the difference between the floating price and the fixed price regardless of whether we have sufficient production to cover the quantities specified in the hedge. Under such circumstances, unanticipated reductions in production could require us to make payments even when such payments are not offset by proceeds from sales of production. Although we could benefit from a hedging arrangement, hedging could also prevent us from receiving the full advantage of increases in crude oil or natural gas prices above the fixed price specified in the hedge.

Joint Operations With Others; Non-Operator Status

We may own less than 100% of the working interest in many of our oil and gas holdings. Operations are likely to be conducted jointly with other working interest owners. Joint operating arrangements are customary in the oil and gas industry and are generally conducted pursuant to a joint operating agreement whereby a single working interest owner is designated the operator. At present, we are the operator of the majority of our oil and gas properties. We could possibly be a non-operating working interest owner in other wells in the future. For properties where we own less than 50% of the working interest, drilling and operating decisions may not be entirely within our control. If we disagree with the decision of a majority of working interest owners, we may be required, among other things, to postpone the proposed activity, relinquish or farm-out its interest or decline to participate. If we decline to participate, we might be forced to relinquish our interest or may be subject to certain non- consent penalties, as provided in the applicable operating agreement. Such penalties typically allow participating working interest owners to recover from the proceeds of production, if any, an amount equal to 200%-500% of the non-participating working interest owner's share of the cost of such operations.

Under most operating agreements, the operator is given direct and full control over all operations on the properly and is obligated to conduct operations in a workman-like manner; however the operator is usually not liable to the working interest owners for losses sustained or for liabilities incurred, except those resulting from its own gross negligence or willful misconduct. Each working interest owner is generally liable for its share of the costs of developing and operating jointly owned properties. The operator is required to pay the expenses of developing and operating the property and will invoice working interest owners for their proportionate share of such costs. In instances where we are a non-operating working interest owner, we may have a limited ability to exercise control over operations and the associated costs of such operations. The success of our investment in such non-operated activities may, therefore, be dependent upon a number of facts that are outside of our direct control.

Under most operating agreements and the laws of certain states, operators of oil and gas properties may be granted liens on the working interests of other non-operating owners in the well to secure the payment of amounts due the operator. The bankruptcy or failure of the operator or other working interest owners to pay vendors who have supplied goods or services applicable to wells could result in filing of mechanics' and materialmens' liens which would encumber the well and the interests of all joint owners At this time, we do not have Joint operating arrangements in which we own less than 100% of the working interest in our oil and gas holdings. However, we anticipate that in the future some operations will be conducted jointly with other working interest owners pursuant to a joint operating agreement whereby a single working interest owner is designated the operator.

Markets and Customers

The revenue generated by our operations are highly dependent upon the prices of, and demand for crude oil and natural gas. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. The prices received by the Company for its crude oil and natural gas production and the level of such production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic regulation, legislation and policies. Decreases in the prices of crude oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenue, profitability and cash flow from operations.

In order to manage our exposure to price risks in the marketing of our crude oil and natural gas, we, from time to time, will have to enter into fixed price delivery contracts, financial swaps and crude oil and natural gas futures contracts as hedging devices. To ensure a fixed price for future production, we may sell a futures contract and thereafter either (i) make physical delivery of crude oil or natural gas to comply with such contract or (ii) buy a matching futures contract to unwind its futures position and sell its production to a customer. Such contracts may expose us to the risk of financial loss in certain circumstances, including instances where production is less than expected, our customers fail to purchase or deliver the contracted quantities of crude oil or natural gas, or a sudden, unexpected event materially impacts crude oil or natural gas prices. Such contracts may also restrict the ability of us to benefit from unexpected increases in crude oil and natural gas prices.

Competition

We operate in a highly competitive environment. Competition is particularly intense with respect to the acquisition of desirable undeveloped crude oil and natural gas properties. The principal competitive factors in the acquisition of such undeveloped crude oil and natural gas properties include the staff and data necessary to identify, investigate and purchase such properties, and the financial resources necessary to acquire and develop such properties. We compete with major and independent crude oil and natural gas companies for properties and the equipment and labor required to develop and operate such properties. Many of these competitors have financial and other resources substantially greater than ours.

The principal resources necessary for the exploration and production of crude oil and natural gas are leasehold prospects under which crude oil and natural gas reserves may be discovered, drilling rigs and related equipment to explore for such reserves and knowledgeable personnel to conduct all phases of crude oil and natural gas operations. We must compete for such resources with both major crude oil and natural gas companies and independent operators. Although we believe our current operating and financial resources are adequate to preclude any significant disruption of our operations in the immediate future, we cannot assure you that such materials and resources will be available to us.

We face significant competition for obtaining additional natural gas supplies for gathering and processing operations, for marketing NGLs, residue gas, helium, condensate and sulfur, and for transporting natural gas and liquids. Our principal competitors include major integrated oil companies and their marketing affiliates and national and local gas gatherers, brokers, marketers and distributors of varying sizes, financial resources and experience. Certain competitors, such as major crude oil and natural gas companies, have capital resources and control supplies of natural gas substantially greater than the Company. Smaller local distributors may enjoy a marketing advantage in their immediate service areas.

We compete against other companies in our natural gas processing business both for supplies of natural gas and for customers to which we sell our products. Competition for natural gas supplies is based primarily on location of natural gas gathering facilities and natural gas gathering plants, operating efficiency and reliability and ability to obtain a satisfactory price for products recovered. Competition for customers is based primarily on price and delivery capabilities.

Regulatory Matters

Our operations are affected from time to time in varying degrees by political developments and federal, state, provincial and local laws and regulations. In particular, oil and gas production operations and economics are, or in the past have been, affected by price controls, taxes, conservation, safety, environmental, and other laws relating to the petroleum industry, by changes in such laws and by constantly changing administrative regulations.

Price Regulations

In the recent past, maximum selling prices for certain categories of crude oil, natural gas, condensate and NGLs in the United States were subject to federal regulation. In 1981, all federal price controls over sales of crude oil, condensate and NGLs were lifted. In 1993, the Congress deregulated natural gas prices for all "first sales" of natural gas. As a result, all sales of our United States produced crude oil, natural gas, condensate and NGLs may be sold at market prices, unless otherwise committed by contract.

United States Natural Gas Regulation

Historically, interstate pipeline companies in the United States generally acted as wholesale merchants by purchasing natural gas from producers and reselling the gas to local distribution companies and large end users. Commencing in late 1985, the Federal Energy Regulatory Commission (the "FERC") issued a series of orders that have had a major impact on interstate natural gas pipeline operations, services, and rates, and thus have significantly altered the marketing and price of natural gas. The FERC's key rule making action, Order No. 636 ("Order 636"), issued in April 1992, required each interstate pipeline to, among other things, "un-bundle" its traditional bundled sales services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and standby sales and gas balancing services), and to adopt a new ratemaking methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes natural gas sales as a merchant, it does so pursuant to private contracts in direct competition with all of the sellers, such as us; however, pipeline companies and their affiliates were not required to remain "merchants" of natural gas, and most of the interstate pipeline companies have become "transporters only," although many have affiliated marketers. In subsequent orders, the FERC largely affirmed the major features of Order 636. By the end of 1994, the FERC had concluded the Order 636 restructuring proceedings, and, in general, accepted rate filings implementing Order 636 on every major interstate pipeline. The federal appellate courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines. We do not believe that Order 636 and the related restructuring proceedings affect us any differently than other natural gas producers and marketers with which we compete.

In recent years the FERC also has pursued a number of other important policy initiatives that could significantly affect the marketing of natural gas in the United States. Some of the more notable of these regulatory initiatives include
(i) a series of orders in individual pipeline proceedings articulating a policy of generally approving the voluntary divestiture of interstate pipeline owned gathering facilities by interstate pipelines to their affiliates (the so-called "spin down" of previously regulated gathering facilities to the pipeline's non-regulated affiliates), (ii) the completion of rule-making involving the regulation of pipelines with marketing affiliates under Order No. 497, (iii) various FERC orders adopting rules proposed by the Gas Industry Standards Board which are designed to further standardize pipeline transportation tariffs and business practices, (iv) a notice of proposed rule making that, among other things, proposes (aa) to eliminate the cost-based price cap currently imposed on natural gas transactions of less than one year in duration, (bb) to establish mandatory "transparent" capacity auctions of short-term capacity on a daily basis, and (cc) to permit interstate pipelines to negotiate terms and conditions of service with individual customers, (v) a notice of inquiry which continues the FERC's review of its regulatory policies with respect to the pricing of long-term pipeline transportation services by presenting a range of questions to the industry dealing with current cost-based pricing of new and existing capacity and alternative rate mechanism options, including the desirability of pricing interstate pipeline capacity utilizing market-based rates, incentive rates, or indexed rates, and (vi) a notice of proposed rule making that proposes generic procedures to expedite the FERC's handling of complaints against interstate pipelines with the goals of encouraging and supporting consensual resolutions of complaints and organizing the complaint procedures so that all complaints are handled in a timely and fair manner. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin downs," may have the adverse effect of increasing the cost of doing business on some in the industry, including us as a result of the monopolization of those facilities by their new, unregulated owners. As to all of these FERC initiatives, the ongoing, or, in some instances, preliminary and evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on our business. However, we do not believe that these FERC initiatives will affect it any differently than other natural gas procedures and marketers with which it competes.

Since Order 636 FERC decisions involving onshore facilities have been more liberal in their reliance upon traditional tests for determining what facilities are "gathering" and therefore exempt from federal regulatory control. In many instances, what was once classified as "transmission" may now be classified as "gathering." The Company ships certain of its natural gas through gathering facilities owned by others, including interstate pipelines, under existing long term contractual arrangements. Although these FERC decisions have created the potential for increasing the cost of shipping our gas on third party gathering facilities, the Company's shipping activities have not been materially affected by these decisions.

Commencing in October 1993, the FERC issued a series of rules (Order Nos. 561 and 561-A) establishing an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling levels. The indexing system, which allows or may require pipelines to make rate changes to track changes in the Producer Price Index for Finished Goods, minus one percent, became effective January 1, 1995. In certain circumstances, these rules permit oil pipelines to establish rates using traditional cost of service or other methods of rate making. We do not believe that these rules affect us any differently than other crude oil producers and marketers with which we compete.

Additional proposals and proceedings that might affect the natural gas industry in the United States are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. We cannot predict when or if any such proposals might become effective or their effect, if any, on our operations. The oil and gas industry historically has been very heavily regulated; thus there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely into the future.

State and Other Regulation

All of the jurisdictions in which we lease or own producing crude oil and natural gas properties have statutory provisions regulating the exploration for and production of crude oil and natural gas, including provisions requiring permits for the drilling of wells and maintaining bonding requirements in order to drill or operate wells and provisions relating to the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells that may be drilled and the unitization or pooling of crude oil and natural gas properties. In this regard, some states and provinces allow the forced pooling or integration of tracts to facilitate exploration while other states and provinces rely on voluntary pooling of lands and leases. In addition, state and provincial conservation laws establish maximum rates of production from crude oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. Some states, such as Texas and Oklahoma, have, in recent years, reviewed and substantially revised methods previously used to make monthly determinations of allowable rates of production from fields and individual wells. The effect of these regulations is to limit the amounts of crude oil and natural gas we can produce from its wells, and to limit the number of wells or the location at which we can drill.

State and provincial regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take requirements, but does not generally entail rate regulation. In the United States, natural gas gathering has received greater regulatory scrutiny at both the state and federal levels in the wake of the interstate pipeline restructuring under Order 636. For example, on August 19, 1997, the Texas Railroad Commission enacted a Natural Gas Transportation Standards and Code of Conduct to provide regulatory support for the State's more active review of rates, services and practices associated with the gathering and transportation of gas by an entity that provides such services to others for a fee, in order to prohibit such entities from unduly discriminating in favor of their affiliates.

In the event we conduct operations on federal or Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various non-discrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other permits issued by various federal agencies. In addition, in the United States, the Minerals Management Service ("MMS") has recently issued a final rule to clarify the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease. In particular, MMS will not allow deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees. Further, the MMS has been engaged in a three-year process of promulgating new rules and procedures for determining the value of oil produced from federal lands for purposes of calculating royalties owed to the government. The oil and gas industry as a whole has resisted the proposed rules under an assumption that royalty burdens will substantially increase. We cannot predict what, if any, effect any new rule will have on its operations.

Environmental Matters

Our operations are subject to numerous federal, state, provincial and local laws and regulations controlling the generation, use, storage, and discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences; restrict the types, quantities, and concentrations of various substances that can be released into the environment in connection with drilling, production, and gas processing activities; suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, and other protected areas; require remedial measures to mitigate pollution from historical and on-going operations such as use of pits and plugging of abandoned wells; restrict injection of liquids into subsurface strata that may contaminate groundwater; and impose substantial liabilities for pollution resulting from our operations. Environmental permits required for our operations may be subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations and permits, and violations are subject to injunction, civil fines, and even criminal penalties. We believe that it is in substantial compliance with current environmental laws and regulations, and that we will not be required to make material capital expenditures to comply with existing laws. Nevertheless, changes in existing environmental laws and regulations or interpretations thereof could have a significant impact on us as well as the oil and gas industry in general, and thus we are unable to predict the ultimate cost and effects of future changes in environmental laws and regulations.

In the United States, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," and comparable state statutes impose strict, joint, and several liability on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a disposal site or sites where a release occurred and companies that generated, disposed or arranged for the disposal of the hazardous substances released at the site. Under CERCLA such persons or companies may be retroactively liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is common for neighboring land owners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substances released into the environment. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize imposition of substantial civil and criminal penalties for failing to prevent surface and subsurface pollution, as well as to control the generation, transportation, treatment, storage and disposal of hazardous waste generated by oil and gas operations. Although CERCLA currently contains a "petroleum exclusion" from the definition of "hazardous substance," state laws affecting our operations impose cleanup liability relating to petroleum and petroleum related products, including crude oil cleanups. In addition, although RCRA regulations currently classify certain oilfield wastes which are uniquely associated with field operations as "non-hazardous," such exploration, development and production wastes could be reclassified by regulation as hazardous wastes thereby administratively making such wastes subject to more stringent handling and disposal requirements.

We currently own or lease properties that for many years have been used for the exploration and production of oil and gas. Although we utilize standard industry operating and disposal practices, hydrocarbons or other wastes may be disposed of or released on or under the properties owned or leased by us or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Our operations are also impacted by regulations governing the disposal of naturally occurring radioactive materials ("NORM"). The Company must comply with the Clean Air Act and comparable state statutes which prohibit the emissions of air contaminants, although a majority of our activities are exempted under a standard exemption. Moreover, owners, lessees and operators of oil and gas properties are also subject to increasing civil liability brought by surface owners and adjoining property owners. Such claims are predicated on the damage to or contamination of land resources occasioned by drilling and production operations and the products derived therefrom, and are usually causes of action based on negligence, trespass, nuisance, strict liability and fraud.

United States federal regulations also require certain owners and operators of facilities that store or otherwise handle oil to prepare and implement spill prevention, control and countermeasure plans and spill response plans relating to possible discharge of oil into surface waters. The federal Oil Pollution Act ("OPA") contains numerous requirements relating to prevention of, reporting of, and response to oil spills into waters of the United States. For facilities that may affect state waters, OPA requires an operator to demonstrate $10 million in financial responsibility. State laws mandate crude oil cleanup programs with respect to contaminated soil.

We are not currently involved in any administrative, judicial or legal proceedings arising under domestic or foreign federal, state, or local environmental protection laws and regulations, or under federal or state common law, which would have a material adverse effect on our financial position or results of operations. Moreover, we maintain insurance against costs of clean-up operations, but it is not fully insured against all such risks. A serious incident of pollution may, as it has in the past, also result in the suspension or cessation of operations in the affected area.

Title to Properties

As is customary in the crude oil and natural gas industry, we make only a cursory review of title to undeveloped crude oil and natural gas leases at the time they are acquired by us. However, before drilling commences, we require a thorough title search to be conducted, and any material defects in title are remedied prior to the time actual drilling of a well begins. To the extent title opinions or other investigations reflect title defects, we, rather than the seller of the undeveloped property, is typically obligated to cure any title defect at its expense. If we were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on the property, we could suffer a loss of its entire investment in the property. We believe that we have good title to our crude oil and natural gas properties, some of which are subject to immaterial encumbrances, easements and restrictions.

Strategic Alliance with Paradigm Advanced Technologies

In the summer of 2000, we entered into a strategic alliance with Paradigm Advanced Technologies to jointly operate Worldlink USA, LLC, a development stage company (that we previously owned) that owns and licenses video streaming technology and a library of concerts previously broadcast over the Internet. Paradigm is a development stage company engaged in the business of developing, marketing, and selling digital image and interactive global positioning system tracking technology.

RECENT FINANCING

In December 2000, January 2001 and February 2001, we entered into certain Securities Purchase Agreements with Generation Capital Associates, STL Capital Partners, LLC Greenwood Partners, L.P. and The Apmont Group, Inc. The terms of the securities purchase agreements are summarized below.

Purchaser         Purchase Price                     Maximum Amount of Shares           Maximum Amount of
                                                                                        Warrants (1)(2)
-----------       -----------------         ----------------------------------- ---------------------------
Generation Capital

Associates        $600,000                  1,600,000                  3,450,000 A Warrants (3)
                                                                       3,450,000 B Warrants (3)

STL Capital

Partners, LLC     $250,000                  666,667                    1,333,333 A Warrants
                                                                       1,333,333 B Warrants

Greenwood

Partners, L.P.    $200,000                  533,333                    1,066,666 A Warrants
                                                                       1,066,666 B Warrants

The Apmont

Group, Inc.       $250,000                  550,000 (7)                1,100,000 C Warrants (5) (7)
                                                                       1,100,000 D Warrants (6) (7)

Totals            $1,300,000                3,350,000                  5,924,999 A Warrants (4)
                                                                       5,924,999 B Warrants (4)
                                                                       1,100,000 C Warrants (5) (7)
                                                                       1,100,000 D Warrants (6) (7)

(1) Upon exercise, each A Warrant is convertible into one share of our Common Stock and one B Warrant. The A Warrants and B Warrants are both exercisable for 5 years commencing December 29, 2000.

(2) Upon exercise, each B Warrant is convertible into one share of our Common Stock. The B Warrants are not "callable."

(3) Includes 250,000 A Warrants issued to Generation Capital Associates as a document preparation fee to the Company. As stated in (1) above, each A Warrant is convertible into one share of our Common Stock and one B Warrant. As stated in (2) above, each B Warrant is convertible into one share of our Common Stock.

(4) Includes 75,000 A Warrants issued to M. Richard Cutler as an escrow agent fee. As stated in (1) above, each A Warrant is convertible into one share of our Common Stock and one B Warrant. As stated in (2) above, each B Warrant is convertible into one share of our Common Stock.

(5) Upon exercise, each C Warrant is convertible into one share of our Common Stock and one D Warrant. The C Warrants and D Warrants are both exercisable for 5 years commencing February 8, 2001.

(6) Upon exercise, each D Warrant is convertible into one share of our Common Stock. The D Warrants are not "callable."

(7) Includes 50,000 shares and 100,000 C Warrants issued to Bathgate, McColley Capital Group LLC as a finders fee. As stated in (5) above, each C Warrant is convertible into one share of our Common Stock and one D Warrant. As stated in
(6) above, each D Warrant is convertible into one share of our Common Stock.

Each A Warrant has a maximum exercise price of $0.75 and a minimum exercise price of $0.05. If this Registration Statement is not declared effective by April 13, 2001, the exercise price is $0.375. We can purchase or "call" the A Warrants at $.05 per Warrant on 30 days notice if our Common Stock has a closing bid price of at least $2.75 for 20 consecutive trading days after this Registration Statement is declared effective by the SEC. Each B Warrant has an exercise price of $1.75. If this Registration Statement is not declared effective by April 13, 2001, the exercise price is $0.375.

Each C Warrant has a maximum exercise price of $1.00 and a minimum exercise price of $0.05. If this Registration Statement is not declared effective by April 27, 2001, the exercise price is $0.50. We can purchase or "call" the C Warrants at $.05 per warrant on 30 days notice if our common stock has a closing bid price of at least $2.75 for 20 consecutive trading days after this Registration Statement is declared effective by the SEC. Each D Warrant has an exercise price of $1.75. If this Registration Statement is not declared effective by April 27,

2001, the exercise price is $0.50.

The Securities Purchase Agreements provide that if the average bid price of our Common Stock is less than $.50 for the 30 trading days commencing on the earlier of the effective date of this Registration Statement or 105 days from the closing date (specifically, the closing date was February 8, 2001), the C Warrants and D Warrants both become "cashless" with a strike price of $.01.

Notwithstanding the above, the Warrant Agreements that we signed with the above parties do not allow any of the parties to exercise Warrants that would cause such party to be the beneficial owner of more than 5% of our then outstanding shares of Common Stock. This restriction shall not prevent any such party from acquiring more than 5% of our shares of Common Stock as long as such party does not beneficially own more than 5% at any given time. The maximum amount of shares of our Common Stock that can be acquired under the Securities Purchase Agreements are as follows: Generation Capital Associates - 8,500,000; Greenwood Partners, LP - 2,666,665; STL Capital Partners, LLC - 3,333,333, and The Apmont Group, Inc. - 2,500,000.

The Securities Purchase Agreements provide that if the average bid price of our Common Stock is less than $.50 for the 30 trading days commencing on the earlier of the effective date of this Registration Statement or 105 days from the first traunch closing date (specifically, the first trauch closing date was December 29, 2000), the A Warrants and B Warrants both become "cashless" with a strike price of $.01.

With respect to the above described transaction, we have entered into escrow agreements with the above parties and M. Richard Cutler, Esq. and David A. Rapaport, Esq. as joint escrow agents ("Escrow Agents"). The Escrow Agents will hold the maximum amount of shares issuable under the Securities Purchase Agreements which is a total of 16,749,998 shares of our Common Stock. To date, the Escrow Agents have been issued a total of 16,149,998 shares of our Common Stock. We have an obligation under the Securities Purchase Agreements to issue the balance of the shares of our Common Stock, specifically, 600,000 shares, to the Escrow Agents.

Employees

As of April 10, 2001, Pangea has 4 full-time employees, including executive officers, non- executive officers, secretarial and clerical personnel and field personnel. Additionally, Pangea retains contract pumpers on a month-to-month basis. Pangea also retains independent geological and engineering consultants from time to time on a limited basis and expects to continue to do so in the future.

As of April 10, 2001, Mass Energy has 2 full-time employees, including executive officers, non-executive officers, secretarial and clerical personnel and field personnel.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

Pangea and Mass Energy share executive and administrative offices located at 6776 SW Freeway, Suite 620, Houston, Texas 77074, consisting of approximately 3,234 rentable square feet (8 offices). Such space is leased until October 31, 2003 at an aggregate rate of $3,665.20 per month until October 31, 2001; $3,692.15 from November 1, 2001 until October 31, 2002; and $3,719.10 from
November 1, 2002 until October 31, 2003.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

General. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On November 21, 2000, we held a meeting of our shareholders and approved the following actions: (i) elected the following directors: Charles B. Pollock, David H. Lennox and Randall W. Massey; (ii) change our domicile from Colorado to Delaware; (iii) increase our authorized number of shares to 100,000,000; (iv) approve the Stock Acquisition and Merger Agreement between us and Mass Energy, Inc.; (v) approve the appointment of Richard I. Anslow & Associates (now known as Anslow & Jaclin, LLP) as outside corporate general counsel; (vi) approve our 2001 capital budget; and (vii) approve the change of listing of our common stock from the OTC Electronic Bulletin Board to the American Stock Exchange upon meeting the minimum listing requirements for the American Stock Exchange. We have yet to undertake (ii) and (vii) above.

On December 18, 2000, the majority of our shareholders, by majority written consent, appointed Edward R. Skaggs to our Board of Directors.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

As of April 10, 2001, Pangea had 47,370,898 shares of common stock outstanding and had approximately 125 stockholders of record (this includes shares held by Cede & Co. as one shareholder. Cede & Co. may hold shares for numerous shareholders and we estimate that we have at least 500 shareholders).

The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for 1998, 1999, 2000 and 2001 (through January 31, 2001). Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                    Period           High              Low
                                    --------         ------            -----
                                    1998

During 1998, the Company was known as Zip Top, Inc. and traded under the symbol
"ZTOP." We have not been able to locate information regarding the trading price of ZTOP during this time period.

                                    1999

First Quarter                                        5.00              1.44
Second Quarter                                       6.50              1.44
Third Quarter                                        2.38                .44
Fourth Quarter                                       1.00                .18

                                    2000

First Quarter                                        1.94                .19
Second Quarter                                       2.99                .28
Third Quarter                                        2.81              1.19
Fourth Quarter                                       1.78                .63

                                    2001

First Quarter                                        1.72                .63

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. FINANCIAL STATEMENTS

The financial statements of the Company, together with the report of auditors, are included herein.

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                                      Index

Independent Auditors' Report                                                 F-2

Consolidated Financial Statements:

       Balance Sheets - December 31, 2000 and 1999                           F-3

       Statements of Operations - Years ended December 31, 2000, 1999
           and 1998                                                          F-4
       Statements of Stockholders' Equity - Years ended December 31, 2000,
           1999 and 1998                                                     F-5

       Statements of Cash Flows - Years ended December 31, 2000, 1999
           and 1998                                                          F-6

Notes to Consolidated Financial Statements                                   F-7

R. E. Bassie & Co., P.C.
Certified Public Accountants
A Professional Corporation
--------------------------------------------------------------------------------
                                         6776 Southwest Freeway, Suite 580
                                         Houston, Texas 77074-2107
                                         Tel: (713) 266-0691 Fax: (713) 266-0692
                                         E-Mail: Rebassie@aol.com

                          Independent Auditors' Report

The Board of Directors and Stockholders:
Pangea Petroleum Corporation

We have audited the consolidated balance sheets of Pangea Petroleum Corporation and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the three-year periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pangea Petroleum Corporation and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the three-year periods then ended, in conformity with generally accepted accounting principles.

                           /s/ R. B. Bassie & Co., P.C.


Houston, Texas
January 26, 2001, except with respect to Notes 7 and 12 to which the date is March 23, 2001

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                              Assets                                       2000           1999
                                                                           ----           ----
Current assets: ...................................................   $    629,186    $         --
      Cash
      Accounts receivable, less allowance for doubtful accounts of
           $104,734 in 2000 and $0 in 1999 ........................         86,551           7,598
      Prepaid expenses ............................................          2,939              --
                                                                      ------------    ------------
                Total current assets ..............................        718,676           7,598
                                                                      ------------    ------------

Noncurrent receivables from related parties (note 6) ..............        198,500              --
Property held for investment ......................................         46,642              --
Investment in affiliate (note 4) ..................................        125,000              --

Property and equipment (successful efforts) (note 3) ..............      2,579,865          89,795
      Less accumulated depreciation, depletion and amortization ...        139,419          12,774
                                                                      ------------    ------------
                                                                         2,440,446          77,021

Other assets ......................................................            988             988
                                                                      ------------    ------------
                Total assets ......................................   $  3,530,252    $     85,607
                                                                      ============    ============

                      Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable and accrued expenses .......................        419,409          96,706
      Loans payable to shareholders (note 6) ......................         60,000         463,120
                                                                      ------------    ------------
                Total liabilities - current .......................        479,409         559,826
                                                                      ------------    ------------
Stockholders' equity, as restated (notes 2,7,8 and 12):

      Preferred stock, $.01 par value. Authorized 5,000,000 shares:
           None issued and outstanding, in 2000 and 1999 ......               --                --
      Common stock, $.001 par value. Authorized 100,000,000 shares:
           issued and outstanding, 42,799,900 at December 31, 2000
           and 17,859,000 at December 31, 1999 ....................         42,800          17,859
      Additional paid-in capital ..................................     10,910,763         222,996
      Accumulated deficit .........................................     (7,217,720)      (715,074)
                                                                      ------------    ------------
                                                                         3,735,843       (474,219)
      Less common stock subscriptions receivable ..................       (685,000)             --
                                                                      ------------    ------------
                Total stockholders' equity ........................      3,050,843       (474,219)

Commitments and contingent liabilities (note 8)
                                                                      ------------    ------------
                Total liabilities and stockholders' equity ........   $  3,530,252    $     85,607
                                                                      ============    ============

See accompanying notes to consolidated financial statements.

                PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Operations

              Years ended December 31, 2000, 1999 and 1998

                                                         2000            1999           1998
                                                         ----            ----           ----
                                                      (Restated)
Revenues                                             $         --    $     33,431    $         --

Costs and expenses:
      Exploration/abandonment expense                   1,377,967              --              --
      Cost of sales                                            --          71,105              --
      Selling, general and administrative (note 6)      3,870,794         208,818           3,384
      Impairment expenses                                 552,550          75,653              --
      Depreciation, depletion and amortization              4,939          12,774              --
                                                     ------------    ------------    ------------
         Total operating expenses                       5,806,250         368,350           3,384
                                                     ------------    ------------    ------------

         Operating loss                                (5,806,250)       (334,919)        (3,384)

Other (income) expense:
      Interest income                                       4,953              --              22
      Acquisition costs (note 2)                          (78,750)       (236,000)             --
      Loss on disposition of assets                            --         (61,000)             --
      Interest expense (note 6)                          (622,599)        (63,850)             --
                                                     ------------    ------------    ------------
         Total other expense                             (696,396)       (360,850)             22
                                                     ------------    ------------    ------------

         Net loss before income taxes                  (6,502,646)       (695,769)        (3,362)

Provision for federal income taxes (note 5)                    --              --              --

                                                     ------------    ------------    ------------
         Net loss                                    $ (6,502,646)   $   (695,769)   $    (3,362)
                                                     ============    ============    ============


Net loss per share - basic and diluted               $      (0.27)   $      (0.04)   $     (0.00)
                                                     ============    ============    ============

Weighted average common shares                         24,304,257      17,784,313      17,720,333
                                                     ============    ============    ============

 See accompanying notes to consolidated financial statements.

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2000, 1999 and 1998

                                                                                                         Common
                                                                        Additional                        stock          Total
                                                Common Stock             paid-in         Retained     subscriptions  stockholders'
                                           shares          amount        capital         earnings       receivable       equity
                                       ------------    ------------   ------------    ------------    ------------    ------------
Balance, January 1, 1998                    410,000    $        410   $     15,895    $    (15,943)   $         --    $        362

  Issuance of restricted common shares
     for services                            12,000              12          2,988              --              --           3,000

  14 for 1 forward stock
     split August 7, 1998                 5,486,000           5,486         (5,486)             --              --              --

  3 for 1 forward stock
     split December 11, 1998             11,816,000          11,816        (11,816)             --              --              --

  Net loss                                       --              --             --          (3,362)             --          (3,362)
                                       ------------    ------------   ------------    ------------    ------------    ------------

Balance, December 31, 1998               17,724,000          17,724          1,581         (19,305)             --              --

  Issuance of restricted common shares
     under private placement                 50,000              50        106,450              --              --         106,500

  Issuance of restricted common shares
     for property                            35,000              35         74,515              --              --          74,550

  Issuance of restricted common shares
     for services                            50,000              50         40,450              --              --          40,500

  Net loss                                       --              --             --        (695,769)             --        (695,769)

                                       ------------    ------------   ------------    ------------    ------------    ------------
Balance, December 31, 1999               17,859,000          17,859        222,996        (715,074)             --        (474,219)

  Issuance of restricted common shares
     under private placement (note 7)    15,055,645          15,056      1,746,084              --        (685,000)      1,076,140

  Issuance of restricted common shares
     for investor relations (note 6)      2,789,372           2,789      2,705,621              --              --       2,708,410

  Issuance of common  shares
     for contractual services (note 6)      154,750             155        237,150              --              --         237,305

  Issuance of restricetd common shares
     for acquisition of oil and
     gas property                           325,000             325        454,675              --              --         455,000

Exercise of stock options (note 8)        1,156,000           1,156      1,362,577              --              --       1,363,733

  Issuance of restricted common shares
      for conversion of debt (note 6)     3,460,133           3,460      1,308,660              --              --       1,312,120

  Issuance of restricted common shares
      for acquisition (note 2)            2,000,000           2,000      2,748,000              --              --       2,750,000

Issuance of warrants (note 4)                    --              --        125,000              --              --         125,000

  Net loss                                                                              (6,502,646)             --      (6,502,646)
                                       ------------    ------------   ------------    ------------    ------------    ------------
Balance, December 31, 2000               42,799,900    $     42,800   $ 10,910,763    $ (7,217,720)   $   (685,000)   $  3,050,843
                                       ============    ============   ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998

                                                                            2000           1999           1998
                                                                        -----------    -----------    -----------
                                                                         (Restated)
Cash flows from operating activities:

        Net loss                                                        $(6,502,646)   $  (695,769)   $    (3,362)
        Adjustments to reconcile net loss to net cash
             used in operating activities:
                  Depreciation of property and equipment                      4,939         12,774            362
                   Impairment expense                                       552,550         75,653             --
                  Dryhole expense                                         1,031,857             --             --
                  Stock issued for services (note 6)                      2,945,715             --             --
                  Payroll expenses related to stock options                 245,233             --             --
                  Interest expenses on conversion of debt                   622,449             --             --
                  (Increase) decrease in operating assets:
                       Accounts receivable                                  268,875         (7,598)            --
                       Prepaid expenses                                       2,950             --             --
                       Other assets                                              --           (988)            --
                  Increase (decrease) in operating liabilities:
                       Accounts payable and accrued expenses               (578,315)        90,775             --
                       Advances from joint interest parties                (161,300)            --             --
                                                                        -----------    -----------    -----------
                            Net cash used in operating activities        (1,567,693)      (525,153)        (3,000)
                                                                        -----------    -----------    -----------

Cash flows from investing activities:
        Cash acquired in acquisition                                        494,868             --             --
        Purchase of property and equipment                                       --        (90,898)            --
        Purchase of real estate                                             (46,642)            --             --
                                                                        -----------    -----------    -----------
                            Net cash used in investing activities           448,226        (90,898)            --
                                                                        -----------    -----------    -----------

Cash flows from financing activities:
        Proceeds from the sale of restricted common stock                 1,076,140         90,500          3,000
        Proceeds from the exercise of stock options                       1,118,500             --             --
        Proceeds from (repayment of) advances from related parties         (708,066)       357,620             --
        Proceeds from notes payable from related parties                    238,551        162,000             --
        Increase in bank overdrafts                                          23,528          5,931             --
                                                                        -----------    -----------    -----------
                            Net cash provided by financing activities     1,748,653        616,051          3,000
                                                                        -----------    -----------    -----------

                            Net Increase in cash                            629,186             --             --

Cash at beginning of year                                                   629,186             --             --
Cash at end of year

Supplemental schedule of cash flow information:

   Non-cash transactions:
        Issuance of restricted common stock for acquisition
         of property                                                        455,000        74,515              --
        Acquisition of subsidiary by issuance of restricted
         common stock, net of $494,868 cash required (note 2)           $ 2,255,132             --             --
        Subscription of common stock                                        685,000             --             --
        Issuance of restricted common stock for conversion of debt      $ 1,312,120    $        --    $        --
                                                                        ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998

(1)      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

          Pangea Petroleum Corporation (Pangea or the Company), formerly Zip Top, Inc., was incorporated in 1997 and is engaged in oil and gas exploration and development with its wholly-owned subsidiary, Mass Energy, Inc.,

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

         ACCOUNTS RECEIVABLE

         Accounts receivable consist primarily of trade receivables, net of a valuation allowance for doubtful amounts.

         INVENTORIES

         Inventories are valued at the lower of cost or market on a first in, first out basis.

         OIL AND GAS PRODUCING ACTIVITIES

         The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs (cost to acquire mineral interests in oil and gas properties) and costs (to drill and equip) of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves in commercial quantities, the costs associated with the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Management estimates that the salvage value of lease and well equipment will approximately offset the future liability for plugging and abandonment of the related wells. Accordingly, no accrual for such costs has been recorded.

         Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2000,1999 and 1998

         considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method.

         On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

         On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

         OTHER PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost less accumulated depreciation. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense. Depreciation is computed over the estimated useful lives of the assets (7 years) using accelerated methods for financial reporting purposes and for income tax purposes

         Ordinary maintenance and repairs are charged to expense and, expenditures that extend the physical or economic life of the assets, are capitalized. Gains or losses on disposition of assets are recognized in income, and the related assets and accumulated depreciation accounts are adjusted accordingly.

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company applies the provisions of the Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Consequently, the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of and are reported at the lower of carrying amount or fair value less cost to sell.

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2000,1999 and 1998


         ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

         The Company's financial statements are based on a number of significant estimates including the allowance for doubtful accounts, and selection of the useful lives for property, plant and equipment.

         As mandated under SFAS No. 121, the company is required under certain circumstances to evaluate the possible impairment of the carrying value of its long-lived assets.

         REAL ESTATE HELD FOR SALE

         Real estate held for sale is carried at the lower of cost or fair market value, net of selling costs. Management assesses the value of real estate held for sale on a quarterly and annual basis to determine if any impairment to this net realizable value has occurred. Management closely monitors any changes in the real estate market, which would indicate that a change in the value of its holdings has occurred and also obtains independent third party appraisals on its holdings on an as-needed basis.

         CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers cash equivalents to include all cash items, such as time deposits and short-term investments with original maturities of three months or less.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Fair value estimates of the Company's financial instruments are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its current assets and current liabilities approximate the fair value of such items. The carrying amount of cash and cash equivalents approximates its fair value because of the short maturity of these instruments.

         The Company estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumption and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the fair value of its financial instruments comprising accounts receivable, accounts payable, and notes payable approximate their carrying amounts.

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2000,1999 and 1998

         CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially expose the Company to concentrations of credit risk, as defined in SFAS No. 105, "Disclosure of Information about Fair Value of Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consists primarily of cash and cash equivalents, advances to affiliate, trade accounts receivable. The Company maintains its cash and cash equivalents in major, creditworthy financial institutions and has not experienced any losses on its deposits. The Company's receivables do not represent a significant concentration of credit risk at December 31, 2000 and 1999.

         OIL AND GAS REVENUES

         Oil and gas revenues are recorded under the sales method. The Company recognizes oil and gas revenues as production occurs. As a result, the Company accrues revenue relating to production for which the Company has not received payment.

         EARNINGS PER SHARE

         On January 1, 1998, the Company adopted SFAS No. 128. SFAS 128 provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

         STOCK BASED COMPENSATION

         The Company accounts for stock issued for compensation in accordance with APB 25, "Accounting for Stock Issued to Employee." Under this standard, compensation cost is the difference between the exercise price of the option and fair market of the underlying stock on the grant date. In accordance with SFAS No. 123, "Accounting for Stock Based Compensation," the Company provides the pro forma effects on net income and earnings per share as if compensation had been measured using the "fair value method" described therein.

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2000,1999 and 1998

         INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130), which was issued in June 1997. SFAS 130 establishes rules for the reporting and display of comprehensive income and its components, but had no effect on the Company's net income (loss) or total stockholders' equity. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income.

         NEW ACCOUNTING PRONOUNCEMENTS

         DERIVATIVE AND HEDGING ACTIVITIES. - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. There was no effect to the financial statements as a result of the adoption of SFAS 133.

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2000,1999 and 1998

(2)     ACQUISITIONS

Effective October 5, 2000, the Company issued 2,000,000 shares of its restricted common stock for all of the outstanding stock of Mass Energy, Inc., a Houston Texas based oil and gas exploration company. The acquisition was accounted for using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. Such allocations were based on evaluations and estimations. A valuation adjustment in the amount of $2,508,934 had been assigned to the value of existing unproved oil and gas properties.

      The purchase allocation is summarized as follows:

      Current assets                               $     848,585
      Noncurrent assets                                  198,500
      Oil and gas properties                           3,458,696
      Other property and equipment, net                   16,075
      Current liabilities                            (1,771,856)
                                                       ---------
                                                    $  2,750,000

     The following presents the unaudited pro forma results of operation of Pangea for the years ended December 31, 2000, 1999 and 1998, as if the purchase transactions would have been consummated as of January 1, 2000, 1999 and 1998.

                                                       DECEMBER 31,
                                        2000              1999            1998
                                        ----              ----            ----
Pro forma sales                      $         --    $    835,207    $  2,335,778

Pro forma operating income (loss)    $ (5,830,791)   $   (655,326)   $    514,038
Pro forma net loss applicable to
    common shareholders              $ (6,416,583)   $   (800,311)   $  (310,735)

Pro forma basic and diluted net
     loss per share                  $       (.24)   $       (.04)   $      (.02)

Weighted average shares

     outstanding                       25,947,941      19,784,313      19,720,333
                                     ============    ============      ==========


         Effective April 26, 2000, the Company acquired 100% of the outstanding stock of Segway II Corp. (Segway) in exchange for $54,250 in cash and a note payable in the amount of $25,000. The only asset Segway had on the acquisition date was $500 in cash and the fact that Segway was a 1934 Exchange Act reporting company in good standing with the SEC. Therefore, the Company recorded the acquisition by expensing $78,750 of acquisition costs.

         On June 7, 1999, the Company acquired the net assets of Worldlink USA, Inc from the Federal Bankruptcy Court of the Southern District of Texas in consideration of $162,000 in cash and the assumption of $74,000 in liabilities. The assets acquired included the trade name, all intellectual properties, and equipment. During the fourth quarter of 1999, the Company considered its investment in Worldlink to be a failure; therefore, all remaining assets acquired were written-off in 1999 as impaired.

(3)      PROPERTY AND EQUIPMENT

         A summary of property and equipment is as follows:

                                                             December 31,
                                                         2000           1999
                                                         ----           ----
      Unproved properties                           $ 2,426,839     $  74,550
      Machinery and equipment                           153,026        15,245
                                                     ----------        ------
                                                      2,579,865        89,795

      Less accumulated depreciation,
         depletion and amortization                     139,419         12,774
                                                     ----------         ------
              Net property and equipment            $ 2,440,446      $  77,021
                                                      =========         ======

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2000,1999 and 1998

(4)      INVESTMENT IN AFFILIATE

         Effective September 7, 2000, the Company entered into an agreement with Paradigm Advanced Technologies, Inc., a Delaware Corporation (Paradigm), whereby the Company and Paradigm will both own a 50% interest in WorldLink USA, LLC, a Nevada Limited Liability Company (WorldLink). WorldLink is a development stage company that owns or licenses video streaming technology and a library of concerts previously broadcast over the Internet. In consideration for the 50% ownership in WorldLink, the Company issued warrants representing the rights to purchase 12,500,000 shares of Pangea's common stock, par value $0.001 per share, at an exercise price of $1.00 per share. The warrants may be exercise on the second anniversary of the date of issuance. These warrants were valued at $0.01 per share or $125,000.

(5)      INCOME TAXES

         A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:

                                                                          December 31,
                                                                          ------------
                                                                2000          1999         1988
                                                                ----          ----         ----
              Computed at the statutory rate              $ (2,211,000)    $ (237,000)    $(1,000)

              Change in valuation allowance                  2,211,000        237,000       1,000
                                                              ---------       -------     --------

                      Provision for income taxes          $          -     $        -     $     -
                                                          =============    ===========    ========

         The Company follows Statement of Financial Accounting Standards No. 109 (SFAS 109), ACCOUNTING FOR INCOME TAXES. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amounts as of December 31, 2000 and 1999 are as follows:

                                                                December 31,
                                                               ------------
                                                           2000             1999
                                                           ----             ----
      Deferred tax assets attributable to:
          Net operating loss carryforwards            $  2,449,000      $  238,000
          Less valuation allowance                      (2,449,000)       (238,000)
                                                         ---------         --------
              Deferred tax assets                     $          -      $         -
                                                      =============     ===========

                                       F-14

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2000,1999 and 1998


         At December 31,2000, the Company provided a 100% valuation allowance for the deferred tax assets because it could not be determined whether it was more likely than not that the deferred tax asset would be realized.

         At December 31, 2000, the Company had net operating loss carryovers of approximately $7,203,000. Such carryovers expire at December 31, 2020.

(6)      RELATED PARTY TRANSACTIONS

         During 2000, the Company converted $689,671 of the Company's debt to related parties to equity by issuing 3,460,133 shares of the Company's common stock. Interest expense in the amount of $622,449 was recorded to compensate for the difference between the amount of debt retired and market value of the stock issued.

         During 2000, the Company issued 2,944,122 shares of the Company's common stock to compensate employees and consultants for services performed. Contractual services in the amount of $2,945,715 were recorded for the issuance of the common stock (see Note 8 for additional shares issued for stock options).

         At December 31, 2000, the Company had notes receivable due from a Board member (President of Mass Energy, Inc.) in the amount of $159,000. The Company recognized approximately $2,500 in interest income during the three months ended December 31, 2000 in association with the note receivable. Approximately $150,000 of the balance is evidenced by a promissory note. Under the note, interest accrues on the unpaid principal at 6.25% per annum. In addition, the president of Mass Energy, Inc. is required to maintain term life insurance payable to the Company in an amount sufficient to pay the principal and accrued interest in full in the event of the subsidiary president's death.

(7)      SECURITIES PURCHASE AGREEMENTS

         In December 2000, the Company entered into a Securities Purchase Agreement (the Agreement) whereby the Company issued (in December 2000) 12,650,000 shares of restricted common stock to an escrow agent (the Escrowed Shares) for the benefit of four investor groups in exchange for $1,300,000 in cash. The terms of the Agreement required the Company to file a Registration Statement with the Securities and Exchange Commission (SEC) to register the Escrowed Shares (removing the restrictions). The Registration Statement (SEC Form S-1) was filed with the SEC on February 8, 2001. The terms of the Agreement are as follows:

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2000,1999 and 1998


                                                                     Maximum          Maximum
                                                        Purchase      Amount         Amount of
           Purchaser                                      Price      of Shares        Warrants
           ---------                                      -----      ---------
           Generation Capital Associates           $    600,000      1,600,000        3,450,000  A Warrants
                                                                                      3,450,000  B Warrants

           STL Capital Partners, LLC                     250,000        666,667       1,333,333  A Warrants
                                                                                      1,333,333  B Warrants

           Greenwood Partners, L.P.                      200,000        533,333       1,066,666  A Warrants
                                                                                      1,066,666  B Warrants

           The Apmont Group, Inc.                       2 50,000        550,000        1,100,000 C Warrants
                                                                                       1,100,000 D Warrants

           Escrow Agent Fee                                                               75,000 A Warrants
                                                                                          75,000 B Warrants

                Total                              $ 1,300,000       3,350,000        5,924,999  A Warrants
                                                     =========       =========        =========
                                                                                      5,924,999  B Warrants

                                                                                      1,100,000  C Warrants

                                                                                      1,100,000  D Warrants


         Each A Warrant has a maximum exercise price of $0.75 and a minimum exercise price of $0.05. If the Registration Statement is not declared effective by April 13, 2001, the exercise price will be $0.375. The Company can purchase or call the A Warrants at $0.05 per warrant on 30 days notice if the Company's common stock has a closing bid price of at least $2.75 for 20 consecutive trading days after the Registration Statement is declared effective by the SEC.

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2000,1999 and 1998


         Each B Warrant has an exercise price of $1.75. If the Registration Statement is not declared effective by April 13, 2001, the exercise price will be $0.375.

         Each C Warrant has maximum exercise price of $1.00 and a minimum exercise price of $0.05. If the Registration Statement is not declared effective by April 27, 2001, the exercise price will be $0.50. The Company can purchase or call the C Warrants at $0.05 per warrant on 30 days notice if the Company's common stock has a closing bid price of at least $2.75 for 20 consecutive trading days after the Registration Statement is declared effective by the SEC.

         Each D Warrant has an exercise price of $1.75. If the Registration Statement is not declared effective by April 27, 2001, the exercise price will be $0.50.

         The Agreement provide that if the average bid price of the Company's common stock is less than $0.50 for the 30 days commencing on the earlier of the effective date of the Registration Statement or 105 days from the first traunch closing date (specifically, the first traunch closing date was December 29, 2000), the A Warrants and B Warrants both become "cashless" with a strike price of $0.01. In addition, the Agreement provide that if the average bid price of the Company's common stock is less than $0.50 for the 30 trading days commencing on the earlier of the effective date of the Registration Statement or 105 days from the closing date (closing date is February 8, 2001), the C Warrants and D Warrants both will become "cashless" with a strike price of $0.01.

         In addition to the stock purchase agreements noted above, the Company issued an additional 2,405,645 shares of restricted common stock through various private placements during 2000.

(8)      STOCK BASED COMPENSATION

         In fiscal 1999, the Company adopted a concept of awarding stock options to key employees and outside directors of the Company. The concept surrounding the idea of awarding stock options is to increase the ownership of common stock of the Company by those key employees and outside directors who contribute to the continued growth, development and financial success of the Company and its subsidiaries, and to attract and retain key employees and reward them for the Company's future profitable performance.

         The options granted might be either incentive stock options under the Internal Revenue Code or options, which do not qualify as incentive stock options. Options are granted for a period of up to three years. The options granted under this plan were fully vested at grant date.

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2000,1999 and 1998

         On January 25, 2000, the Company's Board of Directors authorized and issued a total of 125,000 shares at an exercise price of $0.5. In addition, the employment agreements for senior management are in effect, the Company authorized and issued a total of 987,500 shares at an exercise price of $0.50 for compensation. On October 5, 2000, the Company's Board of Directors authorized and issued a total of 25,000 shares at an exercise price of $1.00 for contractual services. On November 14, 2000, the Company's Board of Directors authorized and issued a total of 275,000 shares at an exercise price of $1.00 for investor relations. On November 2, 2000, the Company's Board of Directors authorized and issued a total of 2,450,000 shares at an exercise price ranging from $2.00 to $5.00 for compensation.

         On June 3, 1999 the Company's Board of Directors authorized and issued a total of 10,000 shares at an exercise price of $5.00 for investor relations. On August 11, 1999 the Company's Board of Directors authorized and issued a total of 10,000 shares at an exercise price of $1.00 for compensation. The Company's Board of Directors authorized and issued a total of 250,000 shares at an exercise price of $0.50 for compensation. In addition, the employment agreements for Sr. management are in effect, the Company authorized and issued a total of 650,000 shares at an exercise price of $1.00 for compensation. The Company issued no stock options during 1998.

         The Company applies Accounting Principles Board Opinion Number 25 in accounting for options and accordingly recognized no compensation cost for its stock options in 2000 or 1999. The following reflect the Company's pro-forma net loss and net loss per share had the Company determined compensation costs based upon fair market values of options at the grant date, as well as the related disclosures required by SFAS 123.

                                                         Weighted
                                                         Average
                                                         Exercise
                                              Options    Price
                                              -------    -----
Balance outstanding at January 1, 1999             --       --
   Issued                                     920,000 $   0.91

   Exercised                                       --       --
   Cancelled                                       --       --
   Expired                                         --       --
                                                -----    -----
Balance outstanding at December 31, 1999      920,000 $   0.91
                                           ---------- --------

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2000,1999 and 1998

                                                         Weighted
                                                         Average
                                                         Exercise
                                              Options    Price
                                              -------    -----
   Issued                                   3,862,000    $   2.97

   Exercised                               (1,156,000)   $   0.97

   Cancelled                                 (350,000)   $   4.14

   Expired                                    (20,000)   $   3.00

Balance outstanding at December 31, 2000    3,256,500    $   2.97
                                           ==========    =====

         The Company was required to adopt the disclosure portion of SFAS No.
         123. This statement requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999 as follows:

                                             December 31
                                      2000         1999
 Dividend yield                          0%          0%
 Expected volatility                   185%        169%
 Risk free interest                   53.6%       48.7%
 Expected lives                     3 years     3 years

         The following table summarizes information about fixed stock options to employees outstanding at December 31, 2000:

                                                    Weighted
                                                     Average
                             Number               Remaining
                     Outstanding and             Contractual
                      Exercisable at           Life (Years) at
     Exercise         December 31,             December 31,
     Price                 2000                      2000
     $  .50                   250,000                    2.80
     $ 1.00                   906,500                    2.80
     $ 2.00                   600,000                    2.80
     $ 5.00                 1,500,000                    2.80
     $.5 - 5.00             3,256,500                    2.80

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2000,1999 and 1998

         The Black Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of trade options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         Pro-forma net income and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 is as follows:

                                        2000            1999            1998
                                        ----            ----            ----
Net loss as reported             $   (6,502,646)   $  (695,769)   $    (3,362)

Adjustment required by SFAS 123      (3,642,303)      (892,044)             --
                                  -------------    -----------    -----------
Pro-forma net loss               $  (10,144,949)   $(1,587,813)   $    (3,362)
                                     ===========   ===========    ============
Loss per share:
   As reported                    $        (.27)   $      (.04)   $      (.00)

Pro-forma net loss per share:
  Basic and diluted               $           (.42)$      (.09)   $      (.00)

(9)      REPORTABLE SEGMENTS

         Pangea has only one reportable segment, Mass Energy, Inc. (MEI), which it acquired on October 5, 2000. During the three months ended December 31, 2000, MEI operated in only one geographical area. MEI reported no revenues from the acquisition date to December 31, 2000.

         All of the Companies assets are held within the United States and all material revenue was generated within the United States.

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2000,1999 and 1998

(10)     COMMITMENTS AND CONTINGENCIES

         Commitments: The Company leases corporate office facilities. The Company previously leased these corporate facilities under a one-year lease agreement that ended December 31, 1999. Under this agreement, the monthly lease payment was approximately $2,300. Total rent expense was $19,900 and $0 in 1999 and 1998, respectively.

         Contingencies: The Company is involved in various legal proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, in these pending actions would not have a material adverse effect on the financial position, operating results or cash flow of the Company.

(11)     LIQUIDITY

         The Company incurred a significant operating loss in 2000. Approximately 75% of the loss was due to non-cash operating expenses (e.g., issuance of common stock for services). Cash operating expenses, primarily energy projects, were funded by the completion of a long-term equity financing package, various private placements of restricted common stock and exercise of stock options by the Company officers. Management believes that funds will be available to finance current and future energy projects and to finance other operating costs over the next twelve months.

(12)     RESTATEMENT

         The Company's financial statements for the year ended December 31, 2000 have been restated to properly reflect transactions related to employee stock options and to correct classification of other common stock transactions.

         The effects of the restatement is a follows:

                                              As Previously                            As
                                                 Reported            Changes        Restated
                                                 --------            -------        --------
         Consolidated Balance Sheet:
           Investment in affiliate          $       12,500   $     112,500     $      125,000

           Additional paid-in capital           10,482,239         428,524         10,910,763

           Accumulated deficit                 (6,901,696)        (316,024)       (7,217,720)
                                               ==========         ========       ============

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2000,1999 and 1998

         Consolidated Statements of Operations:
           Total operating expenses                 5,601,330            204,920          5,806,250

           Interest expense                           511,495            111,104            622,599

           Net loss per share                           (.25)              (.02)              (.27)
                                             ================         ==========         ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K.

General

Pangea operated as a development stage company investing in a number of small oil and gas projects and through its Internet affiliate, Worldlink USA of 2000. Paradigm became the active partner in that operation after the sale. Pangea received 7,300,000 shares of Paradigm stock for the Worldlink asset as well as 12,500,000 Paradigm warrants with an exercise price of $1.00. In addition to the Worldlink asset, Pangea also awarded Paradigm 12,500,000 warrants with an exercise price of $1.00. The results of the Company's prior investments in small oil and gas projects have not resulted in a positive cash flow; however, work continues on two of these projects.

Pangea, through its affiliate Mass Energy, has undertaken to develop two oil and gas projects in 2000 and completed negotiations to acquire the rights to a third project. A discovery well was drilled on Pangea's Starr County, Texas project but, to date, this well has not resulted in any commercial oil or gas production. However, the field remains under evaluation for the drilling of additional wells at a later time. Drilling on the Company's Jackson County, Texas project was started in the last quarter of 2000. The discovery well for this project is currently being drilled. The third project in California is now under development.

Results of Operations

Currently, the Company has not obtained any revenue from its oil and gas investments; however, it is expected that cash flow should start by the middle of 2000. The completion of the wells on existing leases and newly acquired prospects (i.e. Kern County, CA) will require substantial capital investments before production is realized.

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999.

The increased loss that is shown in year 2000 results as compared to year end 1999 results is directly attributed to the re-organization and sale of a portion of the WorldLink USA asset, the Mass Energy acquisition, the finalization of a long term financing package for energy development projects and the greatly increased level of energy project spending. Early in 2000, the Company exchanged debt for equity with a major shareholder in order to clean up the WorldLink subsidiary. One half of that asset was then sold to Paradigm for an equity position in their company. The Mass Energy acquisition completed in the fourth quarter positioned the Company for operational control of two existing projects and ownership of valuable leases in East and South Texas. Very late in 2000, we committed a substantial equity position in the Company in order to secure a long term financing package from several groups that will enable us to move forward in an expeditious manner on several energy projects. Finally, spending on existing energy projects that are expected to bear fruit accelerated in the third and fourth quarters.

Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998.

The Company in 1998 was still in a development stage with essentially no active projects. In 1999, we largely focused on the WorldLink operations and one small energy project. As noted above, losses associated with WorldLink were consolidated in early 2000 in order to position that activity for sale. The Company was still in the development stage and we expected to incur losses until our energy projects and acquisitions were completed and WorldLink was sold.

Liquidity and Capital Resources

The Company completed a long term financing package on December 29, 2000. The funds available to the Company under this package will be used to develop the Jackson County, Texas project and to start drilling on the Kern County, California project. The Company was able to fund years 2000 projects and start 2001 with capital received from investors and the long term financing package described above. The Company was essentially debt free as of December 31, 2000.

2001 Outlook

The Company is positioned to complete the Jackson County, Texas project, to start the Kern County, California project and to renew operations in Starr County, Texas with funds-in-hand or committed to us for use in the next few months. One of the major challenges that is creating delays in project completion, is availability of drilling and related service equipment due to tight demand within the industry.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings, fair values or cash flows. However, there can be no assurance that a sudden and significant decline in the value of European currencies would not have a material adverse effect on our financial conditions and results of operations.

Our short-term bank debt bears interest at variable rates; therefore our results of operations would only be affected by interest rate changes to the short-term bank debt outstanding. An immediate 10 percent change in interest rates would not have a material effect on our results of operations over the next fiscal year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the report of auditor's are included in this report under Item 6 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's accountant is R. E. Bassie & Co., P.C. of Houston, Texas. The Company does not presently intend to change accountants. At no time has there been any disagreements with such accountant regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company's previous accountant was James J. Taylor, CPA of New Braunfels, Texas. At no time has there been any disagreements with such accountant regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company and its subsidiary, as of April 10, 2001, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

                                   MANAGEMENT

Directors and Executive Officers

Set forth below are the names, ages, years of service and positions of the executive officers and directors of Pangea.

Name                                 Age             Office
-------                             ------           --------

Charles B. Pollock                  61               Chief Executive Officer and Chairman of  the
                                                     Board of Directors
David H. Lennox                     64               President and Director
Randall W. Massey                   46               Chief Operating Officer and President, Chief
                                                     Executive Officer and Secretary of Mass
                                                     Energy
Mary E. Pollock                     34               Senior Vice President
Edward R. Skaggs                    35               Director
Scott Massey                        46               Chief Financial Officer of Mass Energy

CHARLES B. POLLOCK, 61, was appointed the Chief Executive Officer and Chairman of the Board of the Company in June 1999. From January 1994 to September 1995, Mr. Pollock was President of Praxair Indonesia, an industrial gas company where his responsibilities were those as Chief Executive Officer of such company. From October 1995 to August 1996, he was manager of Praxair, Inc., an industrial gas company. His responsibilities included strategic marketing and competition analysis. From September 1996 to May 1999, Mr. Pollock was self-employed as a consultant in which his projects included the acquisition and sale of businesses, competitive anlysis and strategic marketing. Mr. Pollock received his Bachelor of Science degree in 1962 from North Carolina State University, his Master of Science degree in Ceramic Engineering from North Carolina State University in 1968 and his PhD in Material Engineering from North Carolina State University in 1972.

DAVID H. LENNOX, 64, was appointed the President and a Director of the Company in January 2000. Mr. Lennox has over 20 years management experience in the construction industry. Since January 1976, Mr. Lennox has been President of Legend Construction where his responsibilities include the day-to-day operations of such Company. Mr. Lennox received his Bachelor's Degree from Lehigh University in 1962 and his Masters of Science Degree in Operations Research from Lehigh University in 1966.

                                   III-1

RANDALL W. MASSEY, 46, was appointed as Chief Operating Officer and a Director of the Company in October 2000. Mr. Massey began his career in the oil industry in 1980 as an independent landman. In 1984, he joined a small E & P Company, Natural Energy, Inc., as Vice President where he concentrated on deal making and the associated financing. He established M & R Exploration in 1989, where he served as President. This company grew through exploration and field acquisitions to more than $30 million in assets. In 1997, Mr. Massey sold this company, with the remaining company being Mass Energy. Since such time, Mr. Massey has operated such company. Mr. Massey graduated from the University of Houston in 1979 with a Bachelor of Science Degree in Pharmaceutical Sciences.

MARY E. POLLOCK, 34, was appointed as Senior Vice President of the Company on January 22, 2001. Ms. Pollock has over 12 years experience in Human Resources, Marketing and General Administration in small high growth companies in a variety of industries. She has additional expertise in managing the administrative functions during mergers and acquisitions of a company. She started her career at the law firm of Bondurant, Mixson & Elmore in 1989 as a Human Resources Generalist where she obtained a solid background in employment law. She then joined Randstad Staffing Services in 1994 where she held a variety of positions including Business Development Manager, Communications Manager and Human Resources Manager. She joined Sunworthy Wallcovering in January 1997 as the Director of Human Resources, North America and was an important part of their transition team after its acquisition in the first quarter of 1999. She joined Porsche Cars North America in March of 1999 as Porsche was relocating their corporate headquarters to Atlanta, Georgia as the Human Resources Manager, North America. Ms. Pollock graduated from Emory University in 1984 with a Bachelor of Arts in English.

EDWARD R. SKAGGS, was appointed to the Board of Directors of the Company on December 18, 2000. Mr. Skaggs has over 10 years of experience in investigations and security. In addition, he has extensive experience in retail management specifically dealing in personnel issues and security matters. Mr. Skaggs started his career as an Assistant District Manager for EZ Mart Store in 1988. In June 1991, he left EZ Mart to form an investigative consulting firm, Skaggs & Associates, Inc. where he continues to work. He received a Bachelor of Arts degree in Political Science from Texas Tech University in 1992.

C. SCOTT MASSEY, 48, was appointed as Chief Financial Officer of Mass Energy on January 9, 1989. Mr. Massey received a Bachelor of Business Administration degree in Accounting from the University of Texas in 1974 and a law degree from the University of Houston in 1977. Mr. Massey started his career working for KPMG Peat Marwick in 1977 and took early retirement in 1998, after 13 years as a Partner. During the years that he worked for KPMG, ten of those were in the Houston Office (Oil and Gas Group). Mr. Massey was the lead Partner for Murphy Oil and Crystal Oil Co. while at KPMG and was also on the Board of Directors at Applied Snubbing Technology (Cudd Pressure Control). Since 1998, Mr. Massey has operated a private accounting firm based in Shreveport, Louisiana.

                                      III-2

The Directors named above will serve until the next annual meeting of the shareholders of the Company in the year 2001. Directors will be elected for one-year terms at each annual shareholder's meeting. Officers hold their positions at the appointment of the Board of Directors.

COMMITTEES OF THE BOARD

We presently do not have any committees.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

We filed Form 3's for the following: Randall W. Massey - October 27, 2000; Charles B. Pollock, David H. Lennox, Karen Cloud, Martin Nathan and Bruce Pollock - all on August 4, 2000. Such Form 3's were filed late. We are still obligated to file additional Form 3's for transactions that occurred in 2000 and intend to file same in the near future. A Form 5 will not be filed for our year ended December 31, 2000 since all reportable transactions for such fiscal year were reported on Form 3's filed with the Commission or will be filed on Form 3's in the near future with the Commission.

                                       III-3

ITEM 11. EXECUTIVE COMPENSATION

Compensation Summary

The following table sets forth a summary of compensation for the fiscal years ended December 31, 1998, 1999, 2000 and 2001 paid by us to Charles B. Pollock, our Chairman of the Board and Chief Executive Officer; David Lennox, our President; Karen Cloud, our former Secretary; Mary E. Pollock, Senior Vice President, Edward R. Skaggs, Board Member and Randall W. Massey (paid by Mass Energy)

                           SUMMARY COMPENSATION TABLE
                                                                                             Long Term
                                                           Annual Compensation           Compensation Awards
Name and Principal                                     ---------------------------           Options/SARs
Position                                    Year      Salary ($)             Bonus (1)         (#)
------------------------                    ------    -----------            ----------  ------------------
Charles  B. Pollock                         1998        N/A               N/A              N/A
CEO and Chairman of Board                   1999        $28,000 (2)       50,000 (3)       370,000 (4)
                                            2000        $51,000 (2)       100,000 (3)      620,000 (4)
                                                                                           200,000(6)
                                                                                           500,000(7)
                                            2001        $60,000(5)        200,000          650,000
                                                                          options (4)      options (4)

Randall W. Massey                           1998        N/A               N/A              N/A
COO and Director                            1999        N/A               N/A              N/A
President of Mass Energy                   2000         $15,000           50,000 (4)       95,000(4)
                                                                                           200,000(6)


                                        III-4

                                                                                           500,000(7)

                                            2001        $60,000           200,000(4)       350,000(4)

Karen Cloud                                 1998        N/A               N/A              N/A
Former Secretary                            1999        $19,500           25,000 (3)       6,000 (4)
                                            2000        $39,000           75,000 (4)       15,000 (4)
                                                                                           100,000(6)
                                                                                           250,000(7)

David H. Lennox                             1998        N/A               N/A              N/A
President and Director                      1999        N/A               50,000 (3)       20,000 (4)
                                            2000        $42,000           100,000 (3)      350,000 (4)
                                                                                           200,000(6)
                                                                                           500,000(7)

                                            2001        $60,000           250,000          350,000
                                                                          options (4)      options (4)

Mary E. Pollock                             1998        N/A               N/A              N/A
Senior Vice President                       1999        N/A               N/A              N/A
                                            2000        N/A               N/A              N/A
                                            2001        $60,000 (5)       100,000          300,000
                                                                          options (4)      options (4)

Edward R. Skaggs                            1998        N/A               N/A              N/A
Board Member                                1999        N/A               N/A              N/A
                                            2000        N/A               N/A              50,000
                                                                                        options (4)
                                            2001        N/A               N/A              50,000
                                                                                           options (4)

(1) All bonus payments are made in grants of Pangea Stock Options.

(2) $24,000 in cash, balance in S-8 and restricted stock. Non-cash will be paid in Pangea stock at the rate of $1.00 per share for S-8 shares and $.35 per share of 144 restricted shares.

(3) Pangea Stock Options with an exercise price of $.50 per share.

(4) Pangea Stock Options with an exercise price of $1.00 per share.

(5) Salary is in a combination of cash and Pangea Stock at rates of $1 for S-8 shares and $.35 for restricted shares.

(6) Pangea Stock Options with an exercise price of $2.00 per share.

                                     III-5

(7) Pangea Stock Options with an exercise price of $5.00 per share.

Grants of Stock Options and Stock Appreciation Rights During the Fiscal Year Ended December 31, 2000

The table below contains certain information concerning stock options granted to Messrs. Pollock, Lennox, Massey and Karen Cloud (formerly our Secretary) during 2000:

                          OPTION GRANTS IN FISCAL YEAR

                            Options        % of Total       Exercise     Expiration Date   Potential Realizable Value at Assumed
                            Granted          Options        Price Per                      Rates of Stock Price Appreciation for
                                           Granted to         Share                         Option Term
Name                                       Employees
------------------------ --------------- ---------------- -------------- ----------------- -------------------------------------
                                                                                                      5%                    10%

      C. Pollock           620,000          14.8     $1.00             12/31/03
         (35%)             150,000           3.6     $ .50             12/31/03
                           200,000           4.8     $2.00             11/01/03
                           500,000          11.9     $5.00             11/01/01

       D. Lennox           570,000          13.5     $1.00             12/31/03
        (33.8%)            150,000           3.6     $ .50             12/31/03
                           200,000           4.8     $2.00             11/01/03
                           500,000          11.9     $5.00             11/01/01

       K. Cloud             46,000           1.1     $1.00             12/31/03
        (11.2%)             75,000           1.8     $ .50             12/31/03
                           100,000           2.4     $2.00             11/01/03
                           250,000           6.0     $5.00             11/01/01

       R. Massey           125,000           3.0     $1.00             12/31/03
        (19.7%)            200,000           4.8     $2.00             11/01/03
                           500,000          11.9     $5.00             11/01/01

      J. Wheeler             13,000             .3


                                       III-6

The table below contains certain information concerning exercises of stock options during the fiscal year ended December 31, 2000 by Messrs. Pollock, Lennox and Ms. Cloud and the fiscal year end value of unexercised options held by Messrs. Pollock, Lennox, Massey and Ms. Cloud.


  Aggregated Options Exercised in Fiscal 2000 and Fiscal Year End Option Values

Name                 Shares Acquired   Value           Number of Unexercised        Value of unexercised in-the-money options on
                     by Exercise #     Realized $      Options on 12/31/00          12/31/00
                                                       # exer/unexercisable         $exer/unexercisable
-------------------- ----------------- --------------- ---------------------------- --------------------------

C. Pollock           450,000           $229,000        1,020,000/0
D. Lennox            450,000           $218,000        970,000/0
K. Cloud             121,000           $92,000         350,000/0
R. Massey            75,000            $12,000         750,000/0
J. Wheeler           13,000            0               13,000/0

Long Term Incentive Plan Awards During the Fiscal Year Ended December 31, 2000 We did not make any awards under a long-term incentive plan during the fiscal year ended December 31, 2000.

Employment Agreements

We have entered into employment agreements with each of Messrs. Pollock, Lennox and Massey, and Ms. Pollock. The following sets forth the terms of the employment agreements:

Charles B. Pollock--On June 1, 1999, we entered into an employment agreement with Mr. Pollock which ends on December 31, 2002 to act as our Chairman of the Board of Directors and Chief Executive Officer. Pursuant to the employment agreement, Mr. Pollock is paid a salary of $4,000 per month plus an option to purchase 50,000 Pangea S-8 shares per month at an exercise price of $1.00 per share. In addition, we provide medical benefits for Mr. Pollock. Mr. Pollock also receives as a bonus three (3%) percent of the net proceeds received by us upon the successful completion of the sale of any major company assets (major asset is defined as an asset whose sale price is $500,000 or more).

David H. Lennox--On January 5, 2000, we entered into an employment agreement with Mr. Lennox which ends on December 31, 2001 to act as our President. Pursuant to the employment agreement, Mr. Lennox is paid a salary of $3,000 per month plus an option to purchase 25,000 Pangea shares per month at an exercise price of $1.00 per share. In addition, we provide medical benefits for Mr. Lennox. Mr. Lennox also receives as a bonus three (3%)

                                       III-7
percent of the net proceeds received by us upon the successful completion of the sale of any major company assets (major asset is defined as an asset whose sale price is $500,000 or more).

Randall W. Massey--On September 15, 2000, we entered into a two (2) year employment agreement with Mr. Massey to act as our Chief Operating Officer and as the President, Chief Executive Officer and Secretary of Mass Energy, Inc., our wholly subsidiary. Pursuant to the employment agreement, Mr. Massey is paid a salary of $5,000 per month plus options to purchase 50,000 Pangea shares on the execution of the employment agreement. Thereafter, we granted to Mr. Massey options to purchase 25,000 shares of Pangea Common Stock per month at an exercise price of $1.00 per share which may be exercised in whole or in part until expiration, and unexercised options shall expire on the third anniversary of issuance. If employment is terminated under this agreement before the expiration of the two year term, Mr. Massey shall retain all options granted and in addition shall be granted, upon termination, options for a number of shares of Pangea Common Stock, pro rated to the date of employment termination. In addition, we provide medical benefits for Mr. Massey. Mr. Massey also receives as a bonus one (1%) percent of the net proceeds received by us upon the successful completion of the sale of any major company assets (major asset is defined as an asset whose aggregate sale price, whether realized from one sale or a series of related sales, is $500,000 or more).

We also agreed to convey to Mr. Massey a 2% (of 8/8) overriding royalty interest in leases owned or acquired by him for exploration of oil, gas and other minerals in the SouthWest El Toro prospect in Jackson County, Texas. In addition to the foregoing, we also granted to Mr. Massey options to purchase shares of Pangea Common Stock, with an exercise price of five cents per share and an expiration date on the fifth anniversary of issuance, for net total proven reserves (as hereafter defined) resulting from energy projects undertaken by Mr. Massey, as follows: (1) we shall grant Mr. Massey options to purchase 1,000,000 shares of Pangea Common Stock for the first five billion cubic feet ("BCF") equivalent of net total proven reserves, (2) we shall grant Mr. Massey options to purchase an additional 1,000,000 shares of Pangea Common Stock for the second ten BCF equivalent of net total proven reserves, and (3) thereafter, we shall grant Mr. Massey options to purchase 1,000,000 shares of Pangea Common Stock for each additional 25 BCF equivalent of net total proven reserves. For purposes of the employment, net total proven reserves shall be determined by an independent third party engineering reserve report from Netherland, Sewell & Associates, or such other reputable third party engineering service as Pangea and Mr. Massey may jointly approve in writing; and we shall, at our sole cost and expense, provide Mr. Massey with such a report not less than once each six months until all prospects initiated or contemplated during the employment period shall have been fully completed and reported as herein provided. For purposes of preparation of the net proven reserves report, the conversion factor shall be six thousand cubic feet of gas to one barrel of oil. Options shall continue to be granted to Mr. Massey under this Paragraph 3(e) following the termination of employment for net proven reserves discovered and reported thereafter until all projects or prospects begun or

                                       III-8
contemplated prior to employment termination have been fully completed and reported.

Mary E. Pollock--we entered into an employment agreement with Ms. Pollock effective January 8, 2001 and terminating on December 31, 2002 to act as our Senior Vice President. Pursuant to the Employment Agreement, Ms. Pollock is paid a salary of $5,000 per month plus options to purchase 25,000 Pangea shares per month at an exercise price of $1.00 per share. Ms. Pollock can choose to reduce the cash salary and increase the number of options awarded each month. The conversion from cash to options will be $1,000 equals 5,000 options. Additionally, Ms. Pollock received as a signing bonus of 50,000 options to purchase Pangea shares at an exercise price of $1.00 per share. The selection of amount of cash versus number of options may be adjusted by Ms. Pollock on a quarterly basis In addition, we provide medical benefits for Ms. Pollock. Ms. Pollock also receives a bonus of one (1%) percent of the net proceeds received by us upon the successful completion of the sale of any major company assets (major asset is defined as an asset whose sale price is $500,000 or more).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, each director, each of the named executive officers and all of our directors and officers as a group, owned beneficially as of April 10, 2001, the number and percentage of outstanding shares of our Common Stock indicated in the following table:

Name and Address of
Beneficial Owner                    Number of Shares (1) (3)            Percentage (2)
--------------------------          ------------------------------      -----------------
Charles B. Pollock                          200,000                             *
2014 Bonner Bussells Drive
Southport, NC 28461

David H. Lennox                             500,000                         1.06%
P.O. Box 571913
Houston, Texas 77257

Randall Massey                            2,440,000                         5.17%
11410 Ella Lee Lane
Houston, Texas 77077

Mary Pollock                                 10,000                             *
443A Asbury Commons Drive
Dunwoody, Georgia  30338

All Officers and Directors as a           3,150,000                         6.68%

Group (4 persons)

Rapid Release Research, LLC               8,505,677                        18.03%
6666 Harwin Drive, Suite 545
Houston, Texas 77036

Jacob International Inc.                  5,591,000                        11.85%
1980 Post Oak Blvd., Suite 1777
Houston, Texas 77024

                                       III-9

*  Less than 1%

(1) Unless otherwise indicated, all shares are held directly with sole voting and investment power.

(2) Based on 47,370,898 shares of our Common Stock issued and outstanding. This does not include an additional 600,000 shares of our Common Stock that we are obligated to issue under certain Securities Purchase Agreements. See (3) below.

(3) To date, we have issued 16,149,998 shares of our Common Stock to David Rapaport and M. Richard Cutler, as joint escrow agents, in accordance with certain Securities Purchase Agreements we have executed with Generation Capital Associates, Greenwood Partners, LP STL Capital Partners, LLC, and The Apmont Group, Inc. respectively. We will be issuing an additional 600,000 shares to the escrow agents as our maximum obligation under such Securities Purchase Agreements. Neither Messrs. Rapaport or Cutler have any beneficial ownership in any such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

On April 26, 2000, we entered into a Stock Acquisition and Reorganization Agreement with Segway II Corp. (a 1934 Exchange Act reporting company). Based on this transaction and pursuant to Rule 12g-3(a) of the General Rules and Regualtions of the SEC, we elected to become the successor issuer to Segway II Corp. for reporting purposes under the 1934 Exchange Act effective April 26, 2000. Richard I. Anslow, our legal counsel, was a 95% shareholder of Segway II Corp. and received 4,750 of our shares of Common Stock (Robert S. Jaclin, the father of Gregg Jaclin, a partner of Anslow & Jaclin, LLP was a 5% shareholder of Segway II Corp. and received 250 shares). Additional cash consideration of $75,000 was paid as part of the transaction.

                                       III-10

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)   The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules in Item 6 herein..

2. Financial statement schedules; see index to financial statements and schedules in Item 6 herein.

3.   Exhibits:

The following exhibits are filed with this Form 10-K and are identified by the numbers indicated.

3.1  Articles of Incorporation, as amended (1)

3.2  Bylaws, as amended (1)

(1) Incorporated by reference to the Registrant's Form 8-K12g3 filed on April 28, 2000 (SEC File No. 0-30503).

(b)  Reports on Form 8-K

We filed a Form 8-K on September 22, 2000 (and an amendment to such Form 8-K on October 23, 2000) to report the acquisition of Mass Energy Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act, the undersigned has duly caused this Form 10-K to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on April 16, 2001.

                           PANGEA  PETROLEUM CORPORATION


                           By: /s/ Charles B. Pollock
                           ---------------------------------------------
                                   Charles B. Pollock, Chairman of the Board,
                                   and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this 10-K has been signed below by the following persons in the capacities and on the date indicated.

Signature                     Name and Title                         Date
---------                     -------------                          ----
/s/ Charles B. Pollock        Chairman of the Board of Directors     April 16, 2001
----------------------        and Chief Executive Officer

/s/ Randall W. Massey         Chief Operating Officer and Director   April 16, 2001
---------------------

/s/ David H. Lennox           President and Director                 April 16, 2001
-------------------

/s/ Mary E. Pollock           Senior Vice President                  April 16, 2001
-------------------

/s/ Edward R. Skaggs          Director                               April 16,2001
--------------------