Form 10-Q
period 2001-03-31
PANGEA PETROLEUM CORP
filed 2001-05-21
CIK 1077319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                          Commission File No. 000-30503

                          PANGEA PETROLEUM CORPORATION
                 (Name of small business issuer in its charter)

                                    Colorado
                            (State or jurisdiction of
                         incorporation or organization)

                                   76-0635938
                      (I.R.S. Employer Identification No.)

                        6776 Southwest Freeway, Suite 620
                              Houston, Texas 77074
              (Address of principal executive offices )(Zip Code)

                                  832-242-3381
               (Registrant's telephone no., including area code)

Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                       47,670,898 shares of Common Stock,
                  par value $.001 per share, were outstanding
                                at May 18, 2001.

                          PANGEA PETROLEUM CORPORATION

                                    FORM 10-Q

                                Table of Content

PART I - Financial Information

Item 1 - Financial Statements

  Independent Accountants' Report

  Condensed Consolidated Financial Statements

      Balance Sheets - March 31, 2001 and December 31, 2000 (Audited)

      Statements of Operations - Three months ended March 31, 2001 and 2000

      Statements of Cash Flows - Three months ended March 31, 2001 and 2000

      Notes to Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

              PART I - FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements

                          PANGEA PETROLEUM CORPORATION

                              FINANCIAL STATEMENTS

                                Table of Content

  Independent Accountants' Report                                                F-1

  Condensed Consolidated Financial Statements

      Balance Sheets - March 31, 2001 and December 31, 2000 (Audited)            F-2

      Statements of Operations - Three months ended March 31, 2001 and 2000      F-3

      Statements of Cash Flows - Three months ended March 31, 2001 and 2000      F-4

      Notes to Consolidated Financial Statements                                 F-5-

R. E. Bassie & Co., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A Professional Corporation


                                    6776 Southwest Freeway, Suite 580
                                    Houston, Texas 77074-2107
                                    Tel: (713) 266-0691 Fax: (713) 266-0692
                                    E-Mail: Rebassie@aol.com


                         Independent Accountants' Report

To The Board of Directors and Stockholders
Pangea Petroleum Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Pangea Petroleum Corporation and subsidiary as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month period ended March 31, 2001. These financial statements are the responsibility of the Corporation's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Pangea Petroleum Corporation and subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                    /s/ R. E. Bassie & Co., P.C.

Houston, Texas
May 14, 2001

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                                 Balance Sheets

                March 31, 2001 and December 31, 2000 (Unaudited -
                  see accompanying accountants' review report)

                                     Assets                                     2001               2000
                                     ------                                     ----               ----
                                                                                                 (Audited)
Current assets:
      Cash                                                                 $    410,029        $    629,186
      Accounts receivable, less allowance for doubtful accounts of
           $104,734 at March 31, 2001 and December 31, 2000                      66,046              86,551
      Prepaid expenses and other current assets                                  27,439               2,939
                                                                           ------------        ------------
                Total current assets                                            503,514             718,676
                                                                           ------------        ------------
Noncurrent receivables from related parties                                     198,500             198,500
Real estate held for sale                                                        46,642              46,642
Investment in affiliate                                                         125,000             125,000

Property and equipment (successful efforts)                                   4,955,605           2,579,865
      Less accumulated depreciation, depletion and amortization                 141,264             139,419
                                                                           ------------        ------------
                Net property and equipment                                    4,814,341           2,440,446
Other assets                                                                        988                 988
                                                                           ------------        ------------
                Total assets                                               $  5,688,985        $  3,530,252
                                                                           ============        ============
                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
      Accounts payable and accrued expenses                                   1,584,527             419,409
      Loans payable to shareholders                                              60,000              60,000
                                                                           ------------        ------------
                Total liabilities - current                                   1,644,527             479,409
                                                                           ------------        ------------
Stockholders' equity:
      Preferred stock, $.01 par value.  Authorized 5,000,000 shares:
           None issued and outstanding                                               --                  --
      Common stock, $.001 par value.  Authorized 100,000,000 shares:
           issued and outstanding, 47,176,898 at March 31, 2001 and
           42,799,900 at December 31, 2000                                       47,177              42,800
      Additional paid-in capital                                             12,005,773          10,910,763
      Accumulated deficit                                                    (8,008,492)         (7,217,720)
                                                                           ------------        ------------
                                                                              4,044,458           3,735,843
      Less common stock subscriptions receivable                                     --            (685,000)
                                                                           ------------        ------------
                Total stockholders' equity                                    4,044,458           3,050,843

Commitments and contingencies
                                                                           ------------        ------------
                Total liabilities and stockholders' equity                 $  5,688,985        $  3,530,252
                                                                           ============        ============

          See accompanying notes to consolidated financial statements.

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                            Statements of Operations

           Three months ended March 31, 2001 and 2000 (Unaudited - see accompanying accountants' review report)

                                                                2001               2000
                                                                ----               ----
Revenues                                               $           --        $        --

Costs and expenses:
     Exploration/abandonment expense                               --                 --
     Selling, general and administrative                      788,927            100,164
     Depreciation, depletion and amortization                   1,845              1,235
                                                       --------------        -----------
         Total costs and expenses                             790,772            101,399
                                                       --------------        -----------
         Operating loss                                      (790,772)          (101,399)

Other income                                                       --                516

         Net loss before provision for income taxes          (790,772)          (100,883)

Provision for income taxes                                         --                 --
                                                       --------------        -----------
         Net loss                                      $     (790,772)       $  (100,883)
                                                       ==============        ===========
Net loss per share - basic and diluted                 $        (0.02)       $     (0.01)
                                                       ==============        ===========
Weighted average common shares                             43,356,020         18,503,764
                                                       ==============        ===========

          See accompanying notes to consolidated financial statements.

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                            Statements of Cash Flows

              Three months ended March 31, 2001 and 2000 (Unaudited
                 - see accompanying accountants' review report)

                                                                                             2001              2000
                                                                                             ----              ----
Cash flows from operating activities:
       Net loss                                                                          $  (790,772)       $(100,883)
       Adjustments to reconcile net loss to net cash
            provided by (used in) operating activities:
                 Depreciation of property and equipment                                        1,845            1,235
                 Common stock issued for services                                             52,364               --
                 Payroll expense related to stock options                                    169,250               --
                 (Increase) decrease in operating assets:
                      Accounts receivable                                                     20,505          (59,030)
                 Increase (decrease) in operating liabilities:
                      Accounts payable and accrued expenses                                1,165,118          (13,496)
                                                                                         -----------        ---------
                               Net cash provided by (used in) operating activities           618,310         (172,174)
                                                                                         -----------        ---------
 Cash flows from investing activities:
       Additions to oil and gas properties                                                (2,375,740)              --
       Purchase of property and equipment                                                         --          (23,000)
                                                                                         -----------        ---------
                               Net cash used in investing activities                      (2,375,740)         (23,000)
                                                                                         -----------        ---------
 Cash flows from financing activities:
      Proceeds from issuance of common stock                                                 825,773          226,281
      Proceeds from the exercise of stock options                                            712,500               --
      Proceeds from related party loan                                                            --            7,000
                                                                                         -----------        ---------
                               Net cash provided by financing activities                   1,538,273          233,281
                                                                                         -----------        ---------
                               Net income (decrease) in cash                                (219,157)          38,107
 Cash at beginning of year                                                                   629,186              343
                                                                                         -----------        ---------
 Cash at end of period                                                                   $   410,029        $  38,450
                                                                                         ===========        =========

          See accompanying notes to consolidated financial statements.

                          PANGEA PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

1)       General

         Pangea Petroleum Corporation (the Company) is in the business of producing oil and gas from proven reserves.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not indicative of the results that may be expected for the year ending December 31, 2001.

         As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited financial statements and related footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

         Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of- production method.

                                PANGEA PETROLEUM
                                   CORPORATION

                   Notes to Consolidated Financial Statements

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

(2)      Liquidity

          The Company incurred a significant operating loss in 2000 and the quarter ended March 31, 2001. Approximately 75% of the loss was due to non-cash operating expenses (e.g., issuance of common stock for services). Cash operating expenses, primarily energy projects, were funded by the completion of a long-term equity financing package, various private placements of restricted common stock and exercise of stock options by the Company officers. Management believes that funds will be available to finance current and future energy projects and to finance other operating costs over the next twelve months.

Item 2. Management's Discussion and Analysis of Financial Consition and Results of Operations

GENERAL

Pangea Petroleum Corporation ("Pangea"), a Colorado corporation, was organized on March 11, 1997, as Zip Top, Inc. On December 11, 1998, we changed our name to Pangea Petroleum Corporation. Pangea has offices at 6776 SW Freeway, Suite 620, Houston, Texas 77074.

Pangea is engaged in the oil and gas business primarily in Texas and California. Pangea acquires direct working interest participation in oil and gas properties. The working interest participation includes exploratory and development wells and both operated and non-operated working interest participation. Pangea intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a participant in oil and gas programs and as an independent producer of oil and gas.

For the quarter ended March 31, 2000, Pangea was primarily engaged in a technology venture, WorldLink USA and investments in small energy projects. In October of 2000, with the acquisition of Mass Energy, the Company changed its strategy to focus on active exploration and drilling. This acquisition allowed the company to undertake the development of several oil and gas projects. Throughout 2001, the Company will continue to develop their oil and gas leases in Kern County, California, Jackson County, Texas, Shelby County, Texas, Starr County, Texas and other East Texas Counties. Additionally, Pangea will continue to invest in other oil and gas projects and will focus on increasing revenue from these projects.

Results of Operations

Three Months Ended March 31, 2001 and 2000

Net earnings were zero since our energy projects have not started generating revenue, although we expect revenue from at least two projects to start in the second quarter of 2001.

Investments were made in oil and gas leases thus, increasing the property and equipment asset from the three months ended March 31, 2000. Revenue from these lease acquisitions has not been realized as of March 31, 2001.

Current liabilities have increased since several drilling projects were undertaken. It is expected that revenue linked to these increased expenses will commence in the second quarter of this year.

Liquidity, Capital Resources and Financial Condition

The increased loss compared to March 31, 2000 is directly attributable to the change in strategy to focus primarily on energy projects and related drilling activity.

As of March 31, 2001, the Company had cash and cash equivalents of $410,029. The Company anticipates using these funds as needed to fund ongoing drilling and exploration programs as well as general corporate purposes as determined by management.

In December 2000 and January 2001, the Company entered into certain Securities Purchase Agreements with Generation Capital Associates, STL Capital Partners, LLC and Greenwood Partners, L.P. for funding of $1,050,000.

Net cash and cash equivalents used in operating, investing, and financing activities decreased $219,157 for the three months ended March 31, 2001 from $629,186 at December 31, 2000 due to the active drilling program in Jackson County, Texas.

The Company currently anticipates that its existing cash and cash equivalents balance will fund operations and continue energy development at the current level of activity into the second quarter of 2001. The Company will need to raise additional funds through additional debt or equity financing. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company.

The market price of the Company's common stock has fluctuated significantly since it began to be publicly traded in 1997 and may continue to be highly volatile. Factors such as the ability of the Company to achieve development goals, ability of the Company to profitably complete energy projects, the ability of the Company to raise additional funds, general market conditions and other factors affecting the Company's business that are beyond the Company's control may cause significant fluctuations in the market price of the Company's common stock. The market prices of the stock of many energy companies have fluctuated substantially, often unrelated to the operating or research and development performance of the specific companies. Such market fluctuations could adversely affect the market price for the Company's common stock.

FORWARD LOOKING STATEMENTS

This report contains statements which, to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of applicable federal securities laws and are based on the Company's current expectations and assumptions. These expectations and assumptions are subject to a number of risks and uncertainties which could cause actual results to differ materially from those anticipated, which include but are not limited to the following: ability of the Company to achieve development goals, ability of the Company to profitably complete energy projects, the ability of the Company to raise additional funds and other factors affecting the Company's business that are beyond the Company's control. All forward looking statements contained in this report are intended to be subject to the safe harbor protection provided by applicable federal securities laws.

Item 3.  Quantitave and Qualitative Disclosures About Market Risk

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Defaults Upon Sneior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

Item 1.  Legal Proceedings     None

Item 2. Changes in Securities and Use of Proceeds

The following information sets forth certain information as of March 31, 2001, for all securities the Company sold since January 1, 2001, without registration under the Act, excluding any information "previously reported as defined in Rule 12b-2 of the Securities Exchange Act of 1934." There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

On January 2, 2001, the Company issued 10,000 shares to Mary E. Pollock for services rendered for organizing the Company's annual meeting in November 2000. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On January 3, 2001, the Company issued 90,000 shares to STL Capital Management for consulting services rendered. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On January 9, 2001, the Company issued 144,000 shares to CEO Cast, Inc. for consulting services rendered. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On February 20, 2001, the Company issued a total of 3,499,998 shares to David A. Rapaport, Esq. as escrow agent pursuant to certain Securities Purchase Agreements entered into by the Company. " Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On March 1, 2001, the Company issued 30,000 shares to Jeffrey Brommer for consulting services rendered. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.   None

Item 4. Submission of Matters to a Vote of Security  Holders.  None

Item 5.  Other Information.     Not Applicable

Item 6   Exhibits and Reports on Form 8-K

 (a)      Exhibits -  None

 (b)     Reports on Form 8-K -  None

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 21, 2001.

 PANGEA PETROLEUM CORPORATION

By: /s/ Charles B. Pollock
---------------------------------------------
        Charles B. Pollock, Chairman of the Board,
        and Chief Executive Officer

Date: May 21, 2001