Form 10-Q
period 2001-06-30
PANGEA PETROLEUM CORP
filed 2001-08-20
CIK 1077319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                       51,674,900 shares of Common Stock,
                  par value $.001 per share, were outstanding
                                at August 20, 2001.

                          PANGEA PETROLEUM CORPORATION

                                    FORM 10-Q

                                Table of Content

PART I - Financial Information

Item 1 - Financial Statements

  Independent Accountants' Report

  Condensed Consolidated Financial Statements

    Balance Sheets - June 30, 2001 and December 31, 2000 (Audited)

    Statements of Operations - Three and six months ended June 30, 2001 and 2000

    Statements of Cash Flows - Six months ended June 30, 2001 and 2000

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

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

              PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
------------------------------------------

                          PANGEA PETROLEUM CORPORATION

                              FINANCIAL STATEMENTS

                                Table of Content

PART I - Financial Information

Item 1 - Financial Statements

  Independent Accountants' Report

  Condensed Consolidated Financial Statements

    Balance Sheets - June 30, 2001 and December 31, 2000 (Audited)

    Statements of Operations - Three and six months ended June 30, 2001 and 2000

    Statements of Cash Flows - Six months ended June 30, 2001 and 2000

    Notes to Consolidated Financial Statements

R. E. Bassie & Co.
Certified Public Accountants

------------------------------------------------------------------------------

                                    6776 Southwest Freeway, Suite 580
                                    Houston, Texas 77074-2115
                                    Tel: (713) 266-0691 Fax: (713) 266-0692
                                    E-Mail: Rebassie@aol.com

                         Independent Accountants' Report

To The Board of Directors and Stockholders
Pangea Petroleum Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Pangea Petroleum Corporation and subsidiary as of June 30, 2001, and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2001. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Pangea Petroleum Corporation and subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                    /s/ R. E. Bassie & Co.

Houston, Texas
August 17, 2001

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                                 Balance Sheets

              June 30, 2001 and December 31, 2000 (Unaudited - see
                    accompanying accountants' review report)

                                    Assets                                        2001                    2000
                                    ------                                        ----                    ----
                                                                                                        (Audited)
Current assets:
      Cash                                                                    $      7,610           $    629,186
      Trading Securities                                                            12,000                   --
      Accounts receivable, less allowance for doubtful accounts of
           $104,734 at June 30, 2001 and December 31, 2000                          80,707                 86,551
      Prepaid expenses and other current assets                                     12,739                  2,939
                                                                              ------------           ------------
                Total current assets                                               113,056                718,676
                                                                              ------------           ------------

Noncurrent receivables from related parties                                        305,767                198,500
Real estate held for sale                                                           46,642                 46,642
Investment in affiliate                                                            125,000                125,000

Property and equipment (successful efforts)                                      5,558,699              2,579,865
      Less accumulated depreciation, depletion and amortization                    142,643                139,419
                                                                              ------------           ------------
                Net property and equipment                                       5,416,056              2,440,446

Other assets                                                                           988                    988
                                                                              ------------           ------------
                Total assets                                                  $  6,007,509           $  3,530,252
                                                                              ============           ============

                      Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable and accrued expenses                                      1,588,492                419,409
      Loans payable to shareholders                                                195,242                 60,000
                                                                              ------------           ------------
                Total liabilities - current                                      1,783,734                479,409
                                                                              ------------           ------------

Stockholders' equity:
      Preferred stock, $.01 par value.  Authorized 5,000,000 shares:
           None issued and outstanding                                                --                     --
      Common stock, $.001 par value.  Authorized 100,000,000 shares:
           issued and outstanding, 48,373,898 at June 30, 2001 and
           42,799,900 at December 31, 2000                                          48,374                 42,800
      Additional paid-in capital                                                12,502,748             10,910,763
      Accumulated deficit                                                       (8,327,347)            (7,217,720)
                                                                              ------------           ------------
                                                                                 4,223,775              3,735,843
      Less common stock subscriptions receivable                                      --                 (685,000)
                                                                              ------------           ------------
                Total stockholders' equity                                       4,223,775              3,050,843

Commitments and contingencies
                                                                              ------------           ------------
                Total liabilities and stockholders' equity                    $  6,007,509           $  3,530,252
                                                                              ============           ============

          See accompanying notes to consolidated financial statements.

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Operations

          Three and six months ended June 30, 2001 and 2000 (Unaudited
                 - see accompanying accountants' review report)

                                                        Three months ended June 30,       Six months ended June 30,
                                                        ---------------------------       -------------------------
                                                           2001             2000           2001             2000
                                                           ----             ----           ----             ----
Revenues                                             $     18,002  $               $     18,002    $      --

Costs and expenses:
    Production expenses                                     9,870            --             9,870            --
    Selling, general and administrative                   326,938         131,229       1,117,710         232,628
                                                       ----------      ----------      ----------      ----------
        Total operating expenses                          336,808         131,229       1,127,580         232,628
                                                       ----------      ----------      ----------      ----------

        Operating loss                                   (318,806)       (131,229)     (1,109,578)       (232,628)

Other income (expenses):
    Interest expense                                         (149)           --              (149)           --
    Other income (expense)                                    100            --               100             516
                                                       ----------      ----------      ----------      ----------
        Total other income (expense)                          (49)           --               (49)            516
                                                       ----------      ----------      ----------      ----------
        Net loss before income taxes                     (318,855)       (131,229)     (1,109,627)       (232,112)

Provision for income taxes                                   --              --              --              --
                                                       ----------      ----------      ----------      ----------

        Net loss                                      $  (318,855) $     (131,229)  $  (1,109,627) $    (232,112)
                                                       ==========      ==========      ==========     ==========
Net earnings (loss) per share - basic and diluted:

    Net loss                                          $     (0.01) $        (0.01)  $       (0.02) $       (0.01)
                                                       ==========      ==========      ==========     ==========

Weighted average common shares - basic and diluted     47,577,776      21,035,110      46,313,076     18,503,764
                                                       ==========      ==========      ==========     ==========


          See accompanying notes to consolidated financial statements.

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                            Statements of Cash Flows

                     Six months ended June 30, 2001 and 2000
            (Unaudited - see accompanying accountants' review report)

                                                                                              2001                 2000
                                                                                              ----                 ----
 Cash flows from operating activities:
      Net loss                                                                             $(1,109,627)          $  (232,112)
      Adjustments to reconcile net loss to net cash provided by
           (used in) operating activities:
                Depreciation of property and equipment                                           3,224                 8,948
                Issuance of common stock for services                                          228,297                  --
                Payroll expense related to employee stock options                              203,698                  --
                (Increase) decrease in operating assets:
                     Accounts receivable                                                         5,844                (2,072)
                     Prepaid expenses                                                           (9,800)              (50,000)
                     Other assets                                                                 --                     217
                Increase (decrease) in operating liabilities:
                     Accounts payable and accrued expenses                                   1,169,083                 2,375
                                                                                           -----------           -----------
                              Net cash provided by (used in) operating activities              490,719              (272,644)
                                                                                           -----------           -----------
Cash flows from investing activities:
      Acquisition of oil and gas properties                                                 (2,918,834)              (23,000)
      Increase in notes receivable from related parties                                       (107,267)                 --
      Net purchase of trading securities                                                       (12,000)                 --
      Purchase of real estate held for sale                                                       --                 (46,642)
                                                                                           -----------           -----------
                              Net cash used in investing activities                         (3,038,101)              (69,642)
                                                                                           -----------           -----------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                                    903,064               331,250
     Proceeds from exercise of stock options                                                   887,500                  --
     Proceeds from notes payable to related parties                                            135,242                  --
     Increase in bank overdrafts                                                                  --                  10,693
                                                                                           -----------           -----------
                              Net cash provided by financing activities                      1,925,806               341,943
                                                                                           -----------           -----------
                              Net decrease in cash                                            (621,576)                 (343)
Cash at beginning of year                                                                      629,186                   343
                                                                                           -----------           -----------
Cash at end of period                                                                      $     7,610           $      --
                                                                                           ===========           ===========
Supplemental schedule of cash flow information:
      Interest paid                                                                        $       149           $      --
                                                                                           ===========           ===========
      Non-cash transactions:
           Acquisition of oil and gas properties with common stock                         $    60,000           $      --
                                                                                           ===========           ===========

          See accompanying notes to consolidated financial statements.

                          PANGEA PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

1)       General

     Pangea Petroleum Corporation (the Company) is in the business of producing oil and gas from proven reserves.

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not indicative of the results that may be expected for the year ending December 31, 2001.

     As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

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

(2)  Liquidity

     The Company incurred a significant operating loss in 2000 and the six months ended June 30, 2001. Approximately 75% of the loss was due to non-cash operating expenses (e.g., issuance of common stock for services). Cash operating expenses, primarily energy projects, were funded by the completion of a long-term equity financing package, various private placements of restricted common stock and exercise of stock options by the Company officers. Management believes that funds will be available to finance current and future energy projects and to finance other operating costs over the next twelve months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------

GENERAL

Pangea Petroleum Corporation ("Pangea"), a Colorado corporation, was organized on March 11, 1997, as Zip Top, Inc. On December 11, 1998, we changed our name to Pangea Petroleum Corporation. Pangea has offices at 6776 SW Freeway, Suite 620, Houston, Texas 77074.

Pangea is engaged in the energy business primarily in Texas and California. Pangea's business plan includes the acquisition and investments in oil and gas properties. However, for the quarter ending June 30, 2000, Pangea was primarily engaged in a technology venture, Worldlink USA and investments in small energy projects. In October of 2000, with the acquisition of Mass Energy, the Company changed its strategy to focus on active exploration and drilling. This acquisition allowed the company to undertake the development of two major oil and gas projects and several smaller projects. Pangea started deriving revenue from the first of their completed wells (Jackson County, Texas) at the end of June 30, 2001. Pangea has also started accruing revenue from its Duval County, Texas well although this revenue will appear on the third quarter financial information. Throughout 2001, the Company will continue to develop their oil and gas leases in Jackson County, and Starr County, Texas and will continue to invest in other smaller oil and gas projects and will focus on increasing revenue from these projects.

Results of Operations
Three Months Ended June 30, 2001 and 2000

Pangea starting generating revenue from its first completed project (Jackson County) at the end of June 2001.

Substantial investments were made in oil and gas leases thus, increasing the property and equipment asset from the three months ended June 30, 2000.

Current liabilities have increased since several drilling projects were undertaken. The revenue linked to these increased expenses started at the end of June with the completion of the Jackson County, Texas project. This well, along with the Duval County, Texas well, will continue to show revenue in the third quarter financials.

Liquidity, Capital Resources and Financial Condition

The increased loss compared to June 30, 2000 is directly attributable to the change in strategy to focus primarily on energy projects and related drilling activity. We currently anticipate that our existing cash and cash equivalents balance will fund operations and continue energy development at the current level of activity into the third quarter of 2001. We will need to raise additional funds through additional debt or equity financing. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to us.

The market price of our common stock has fluctuated significantly since we began to be publicly traded in 1997 and may continue to be highly volatile. Factors such as our ability to achieve development goals, our ability to profitably complete energy projects, our ability to raise additional funds, general market conditions and other factors affecting our business that are beyond our control may cause significant fluctuations in the market price of our common stock. The market prices of the stock of many energy companies have fluctuated substantially, often unrelated to the operating or research and development performance of the specific companies. Such market fluctuations could adversely affect the market price for our common stock.

FORWARD LOOKING STATEMENTS

This report contains statements which, to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of applicable federal securities laws and are based on our current expectations and assumptions. These expectations and assumptions are subject to a number of risks and uncertainties which could cause actual results to differ materially from those anticipated, which include but are not limited to the following: our ability to achieve development goals, our ability to profitably complete energy projects, our ability to raise additional funds and other factors affecting our business that are beyond our control. All forward looking statements contained in this report are intended to be subject to the safe harbor protection provided by applicable federal securities laws.

Item 3.  Quantitave and Qualitative Disclosures About Market Risk
-----------------------------------------------------------------

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

                               Table of Contents

Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

Item 1.  Legal Proceedings     None

Item 2. Changes in Securities and Use of Proceeds

The following information sets forth certain information as of June 30, 2001, for all securities we sold since April 1, 2001, without registration under the Act, excluding any information "previously reported as defined in Rule 12b-2 of the Securities Exchange Act of 1934." There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

On April 5, 2001, we issued 25,000 shares to Jeffrey Twait pursuant to a consulting agreement with us dated March 1, 2001. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On April 12, 2001, we issued 100,000 shares to Joseph Shunta for a 75% woring interest in the AA Sharp well. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On June 12, 2001, we issued 35,000 shares to Patrick Cluney for public relations consulting services rendered us. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On June 20, 2001, we issued 133,335 shares to Charles D. Taylor in consideration for $20,000. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On June 26, 2001, we issued 106,667 shares to SkyHigh Investments pursuant to a consulting agreement with us dated June 11, 2001. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. Not Applicable

Item 6 Exhibits and Reports on Form 8-K

          (a)  Exhibits - None

          (b)  Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 20, 2001.

 PANGEA PETROLEUM CORPORATION

By: /s/ Charles B. Pollock
---------------------------------------------
        Charles B. Pollock, Chairman of the Board,
        and Chief Executive Officer

Date: August 20, 2001