Form 10-Q
period 2001-09-30
PANGEA PETROLEUM CORP
filed 2001-11-19
CIK 1077319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

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

                       52,186,900 shares of Common Stock,
                  par value $.001 per share, were outstanding
                                at November 19, 2001.

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

PART I - Financial Information

Item 1 - Financial Statements

  Independent Accountants' Report

  Condensed Consolidated Financial Statements

      Balance Sheets - September 30, 2001 and December 31, 2000 (Audited)

      Statements of Operations - Three and nine months ended September 30, 2001 and 2000

      Statements of Cash Flows - Nine months ended September 30, 2001 and 2000

      Notes to Consolidated Financial Statements

R. E. Bassie & Co.
Certified Public Accountants

------------------------------------------------------------------------------

                                       6776 Southwest Freeway, Suite 580
                                       Houston, Texas 77074-2115
                                       Tel: (713) 266-0691 Fax: (713) 266-0692
                                       E-Mail: Rebassie@aol.com

                         Independent Accountants' Report

To The Board of Directors and Stockholders
Pangea Petroleum Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Pangea Petroleum Corporation and subsidiary as of September 30, 2001, and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2001. These financial statements are the responsibility of the Corporation's management.

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

                                    /s/ R. E. Bassie & Co.

Houston, Texas
November 16, 2001

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                                 Balance Sheets

            September 30, 2001 and December 31, 2000 (Unaudited - see
                    accompanying accountants' review report)

                                     Assets                                               2001               2000
                                                                                                           (Audited)
Current assets:
      Cash                                                                         $          10,885  $         629,186
      Accounts receivable, less allowance for doubtful accounts of
          $119,189 at September 30, 2001 and $104,734
          at December 31, 2000                                                                51,624             86,551
      Prepaid expenses and other current assets                                                2,939              2,939
                                                                                     ----------------   ----------------
              Total current assets                                                            65,448            718,676
                                                                                     ----------------   ----------------

Noncurrent receivables from related parties                                                  224,786            198,500
Real estate held for sale                                                                     46,642             46,642
Investment in affiliate                                                                      125,000            125,000

Property and equipment (successful efforts)                                                5,596,140          2,579,865
      Less accumulated depreciation, depletion and amortization                              144,022            139,419
                                                                                     ----------------   ----------------
              Net property and equipment                                                   5,452,118          2,440,446

Other assets                                                                                     988                988
                                                                                     ----------------   ----------------
              Total assets                                                         $       5,914,982  $       3,530,252
                                                                                     ================   ================

                      Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable and accrued expenses                                                1,647,836            419,409
      Loans payable to shareholders                                                          195,242             60,000
                                                                                     ----------------   ----------------
              Total liabilities - current                                                  1,843,078            479,409
                                                                                     ----------------   ----------------
Stockholders' equity:
      Preferred stock, $.01 par value.  Authorized 5,000,000 shares:
          None issued and outstanding                                                              -                  -
      Common stock, $.001 par value.  Authorized 100,000,000
          shares: issued and outstanding, 50,902,898 at
          September 30, 2001 and 42,799,900 at December 31, 2000                              50,903             42,800
      Additional paid-in capital                                                          13,245,536         10,910,763
      Accumulated deficit                                                                 (9,224,535)        (7,217,720)
                                                                                     ----------------   ----------------
                                                                                           4,071,904          3,735,843
      Less common stock subscriptions receivable                                                   -           (685,000)
                                                                                     ----------------   ----------------
              Total stockholders' equity                                                   4,071,904          3,050,843

Commitments and contingencies

                                                                                     ----------------   ---------------
              Total liabilities and stockholders' equity                           $       5,914,982  $       3,530,252
                                                                                     ================   ================

          See accompanying notes to consolidated financial statements.

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Operations

      Three and nine months ended September 30, 2001 and 2000 (Unaudited -
                  see accompanying accountants' review report)

                                                     Three months ended September 30,    Nine months ended September 30,
                                                     --------------------------------    -------------------------------
                                                            2001            2000            2001           2000
                                                            ----            ----            ----           ----
 Revenues                                               $    9,869     $        --     $    27,871      $       --

 Costs and expenses:
     Production expenses                                    59,470              --          69,340              --
     Selling, general and administrative                   847,468         811,883       1,965,178       1,044,511
                                                       -----------    ------------     -----------    ------------
        Total operating expenses                           906,938         811,883       2,034,518       1,044,511
                                                       -----------    ------------     -----------    ------------
        Operating loss                                    (897,069)       (811,883)     (2,006,647)     (1,044,511)

 Other income (expenses):
     Loss on disposition of assets                              --         (54,023)             --         (54,023)
     Interest expense                                          (46)             --            (195)             --
     Other income (expense)                                    (73)          1,436              27          19,549
                                                       -----------    ------------     -----------    ------------
        Total other income (expense)                          (119)        (52,587)           (168)        (34,474)
                                                       -----------    ------------     -----------    ------------
        Net loss before income taxes                      (897,188)       (864,470)     (2,006,815)     (1,078,985)

 Provision for income taxes                                     --              --              --              --
                                                       -----------    ------------     -----------    ------------
        Net loss                                       $  (897,188)   $   (864,470)    $(2,006,815)   $ (1,078,985)
                                                       ===========    ============     ===========    ============
 Net earnings (loss) per share - basic and diluted:

     Net loss                                          $    (0.02)    $      (0.04)    $     (0.04)   $      (0.06)
                                                       ===========    ============     ===========    ============

 Weighted average common shares - basic and diluted    50,354,160       24,527,469      50,206,203       17,565,545
                                                       ===========    ============     ===========    ============

          See accompanying notes to consolidated financial statements.

                   PANGEA PETROLEUM CORPORATION AND SUBSIDIARY

                            Statements of Cash Flows

           Nine months ended September 30, 2001 and 2000 (Unaudited - see accompanying accountants' review report)

                                                                                             2001              2000
                                                                                             ----              ----
 Cash flows from operating activities:
       Net loss                                                                       $     (2,006,815)   $   (1,078,985)
       Adjustments to reconcile net loss to net cash provided by
           (used in) operating activities:
               Depreciation of property and equipment                                            4,603             8,948
               Issuance of common stock for services                                           887,297           613,213
               Loss on disposition of assets                                                         -            54,023
               Payroll expense related to employee stock options                               253,769                 -
               (Increase) decrease in operating assets:
                   Accounts receivable                                                          34,927            33,173
                   Advances to affiliate                                                             -          (708,066)
                   Prepaid expenses                                                                  -            (7,800)
                   Other assets                                                                      -            84,589
               Increase (decrease) in operating liabilities:

                   Accounts payable and accrued expenses                                     1,228,427           (40,780)
                                                                                        ---------------   ---------------
                           Net cash provided by (used in) operating activities                 402,208        (1,041,685)
                                                                                        ---------------   ---------------
 Cash flows from investing activities:

       Acquisition of oil and gas properties                                               (2,956,275)            (23,000)
       Proceeds from the sale of assets                                                             -                 500
       Increase in notes receivable from related parties                                      (26,286)                  -
       Cash paid for acquisition                                                                    -             (53,750)
       Purchase of real estate held for sale                                                        -             (46,642)
                                                                                        ---------------   ---------------
                           Net cash used in investing activities                          (2,982,561)          (122,892)
                                                                                        ---------------   ---------------
 Cash flows from financing activities:

      Proceeds from issuance of common stock                                                   903,064         1,254,640
      Proceeds from exercise of stock options                                                  923,746                 -
      Proceeds from short-term borrowing                                                             -            22,000
      Proceeds from notes payable to related parties                                           135,242                 -
      Decrease in bank overdrafts                                                                    -            (5,931)
                                                                                        ---------------   ---------------
                           Net cash provided by financing activities                         1,962,052         1,270,709
                                                                                        ---------------   ---------------
                           Net increase (decrease) in cash                                   (618,301)           106,132

 Cash at beginning of year                                                                     629,186               343
                                                                                        ---------------   ---------------
 Cash at end of period                                                                $         10,885  $        106,475
                                                                                        ===============   ===============
 Supplemental schedule of cash flow information:

       Interest paid                                                                  $            195  $              -
                                                                                        ===============   ===============
       Non-cash transactions:
           Acquisition of oil and gas properties with common stock                    $         60,000  $              -
                                                                                        ===============   ===============

          See accompanying notes to consolidated financial statements.

                          PANGEA PETROLEUM CORPORATION

                              NOTES TO FINANCIALS

1)       General

Pangea Petroleum Corporation (the Company) is in the business of producing oil and gas from proven reserves.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not indicative of the results that may be expected for the year ending December 31, 2001.

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

                              NOTES TO FINANCIALS

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

(2)      Liquidity

The Company incurred a significant operating loss in 2000 and the nine months ended September 30, 2001. Approximately 75% of the loss was due to non-cash operating expenses (e.g., issuance of common stock for services). Cash operating expenses, primarily energy projects, were funded by the completion of a long-term equity financing package, various private placements of restricted common stock and exercise of stock options by the Company officers. Management believes that funds will be available to finance current and future energy projects and to finance other operating costs over the next twelve months.

Item 2. Management's Discussion and Analysis
---------------------------------------------

GENERAL

Pangea Petroleum Corporation, a Colorado corporation, was organized on March 11,1997, as Zip Top, Inc. On December 11,1998, we changed our name to Pangea Petroleum Corporation. Pangea has offices at 6776 SW Freeway,Suite 620, Houston, Texas 77074. Pangea is engaged in the energy business primarily in Texas and California. Pangea's business plan includes the acquisition and investments in oil and gas properties. However, for the quarter ending September 30, 2000, Pangea was primarily engaged in a technology venture, Worldlink USA and investments in small energy projects. In October of 2000, with the acquisition of Mass Energy, the Company changed its strategy to focus on active exploration and drilling. This acquisition allowed the company to undertake the development of two major oil and gas projects and several smaller projects. Pangea started deriving revenue from the first of their completed wells (Jackson County, Texas) at the end of June,2001. Pangea has also started accruing revenue from its Duval County, Texas well although this revenue will appear on the fourth quarter financial statement.

Throughout2001, the Company will continue to develop their oil and gas leases and will invest in other projects that offer good prospects for the growth of the Company. The current depressed state of the energy industry has had a negative impact on the Company's financial health and we are actively seeking other investment opportunities.

Results of Operations

Three Months Ended September 31, 2001 and 2000

Pangea starting generating revenue from its first completed project at the end of June, 2001. The Company expects to continue to receive revenue from the Jackson County project and other energy projects.

Substantial investments were made in oil and gas leases thus, increasing the property and equipment asset from the three months ended September 31, 2000.

Current liabilities have increased since several drilling projects were undertaken. The revenue linked to these increased expenses started at the end of June with the completion of the Jackson County, Texas project. This well, along with the Duval County, Texas well, will continue to show revenue in the fourth quarter financials.

Liquidity, Capital Resources and Financial Condition

The increased loss compared to September 30, 2000 is directly attributable to the change in strategy to focus primarily on energy projects and related drilling activity. The Company currently anticipates that its existing cash and cash equivalents balance will fund operations at the current level of activity into the fourth quarter of 2001. The Company will need to raise additional funds through additional debt or equity financing. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company.

The market price of the Company's common stock has fluctuated significantly since it began to be publicly traded in 1997 and may continue to be highly volatile. Factors such as the ability of the Company to achieve development goals, ability of the Company to profitably complete energy projects, the ability of the Company to raise additional funds, general market conditions and other factors affecting the Company's business that are beyond the Company's control may cause significant fluctuations in the market price of the Company's common stock. The market prices of the stock of many energy companies have fluctuated substantially, often unrelated to the operating or research and development performance of the specific companies. Such market fluctuations could adverselyaffect the market price for the Company's common stock.

FORWARD LOOKING STATEMENTS

This report contains statements which, to the extent that they are not recitations of historical fact, may constitute forward looking statements within the meaning of applicable federal securities laws and are based on the Company's current expectations and assumptions. These expectations and assumptions are subject to a number of risks and uncertainties which could cause actual results to differ materially from those anticipated, which include but are not limited to the following: ability of the Company to achieve development goals, ability of the Company to profitably complete energy projects, the ability of the Company to raise additional funds and other factors affecting the Company's business that are beyond the Company's control. All forward looking statements contained in this report are intended to be subject to the safe harbor protection provided by applicable federal securities laws.

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

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 2001.

 PANGEA PETROLEUM CORPORATION

By: /s/ Charles B. Pollock
---------------------------------------------
        Charles B. Pollock, Chairman of the Board,
        and Chief Executive Officer

Date: November 19, 2001