Form 10-K
period 2001-12-31
PANGEA PETROLEUM CORP
filed 2002-04-17
CIK 1077319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2001
                            Commission File #0-30503

                          PANGEA PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)
                                    COLORADO
         (State or other jurisdiction of incorporation or organization)

                                   76-0635938
                      (IRS Employer Identification Number)

                5090 Richmond Avenue, #425, Houston, Texas 77056
               (Address of principal executive offices)(Zip Code)

                                 (910) 457-1121
                (Registrant's telephone no., including area code)

             6776 Southwest Freeway, Suite 620, Houston, Texas 77074
   (Former name, former address and former fiscal year, if changed since last report)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )
Revenues for year ended December 31, 2001: $34,251
Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 10, 2002, was: $1,135,828
Number of shares of the registrant's common stock outstanding as of April 10, 2002 was: 52,186,900.


4/15/2002                        Pangea 2001 10-K                        Page 2

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION ABOUT PANGEA
Pangea Petroleum Corporation is a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol "PAPO." We are an independent energy company with a business plan focused on exploration and drilling as well as the purchase, re-engineering, exploitation and development of proven oil and gas properties as a core business activity. Pangea has a subsidiary, Mass Energy. The Company structure will remain small through the use of carefully selected consultants, contractors and service companies.

Pangea's business objective is to use capital and established proven technology to create value by generating production from established reserves that are of little interest to the major companies in the industry. Initially, the Company will focus on mature petroleum provinces in the United States that have adequate production and distribution infrastructures. In most cases, the Company will invest in projects to a sufficient degree to maintain decision-making control while leaving routine operating responsibility in the hands of competent partners and/or contractors. Producing properties may be resold after enhanced production is established as appropriate to establish and maintain maximum asset value.

PANGEA PETROLEUM ORGANIZATION.
We are a Colorado corporation incorporated on March 11, 1997 under the name Zip Top, Inc. On December 11, 1998, we changed our name to Pangea Petroleum Corporation. Until our acquisition of Mass Energy, Inc. in October 2000, we operated as a development stage company

BUSINESS STRATEGY
Our business strategy contemplates exploration and drilling as well as the purchase, re-engineering, exploitation and development of proved oil and gas properties as a core business activity. Our strategy will continue to include exploration and development drilling programs designed to use under-balanced horizontal drilling technologies and to use three dimensional ("3-D") seismic technology with comprehensive integration of subsurface control, production, engineering, and other data, as available, as a means of reducing risks.

REVENUE MODEL
Revenue potential and asset enhancement will be the guiding principal for all our investments. Projects will be selected and developed in a manner that will minimize capital required and maximize the utilization of existing production and collection infrastructure and geologic data. We will try to minimize risk by producing from known reserves and other reserves made available by work-overs and other established techniques. Revenue streams from product sales will be enhanced by the careful selection and priorization of projects.


4/15/2002                        Pangea 2001 10-K                        Page 3

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

RISK FACTORS

Going Concern Risk
------------------

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.


4/15/2002                        Pangea 2001 10-K                        Page 4

In Note #2 to our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2001, 2000 and 1999, the Company reported net losses and negative cash flows from operations as follows:

                                           2001          2000         1999
                                       ------------  ------------  ----------
  Net loss                             $(9,000,347)  $(6,502,646)  $(659,769)
  Negative cash flows from operations  $  (396,624)  $(1,573,624)  $(519,222)

The Company's continuing negative operating results have produced a working capital deficit of $(2,051,528) at December 31, 2001 and have caused the Company to become severely delinquent on various accounts payable. Vendors have initiated legal actions against Mass Energy, Inc. to force payment of past due accounts, but Mass Energy, Inc. lacks the cash resources to make such payments. Accordingly, the results of such legal actions cannot be predicted. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's strategic plan for dealing with its cash flow problems is currently being developed, but may include additional private placements of the Company's common stock, the abandonment of unprofitable projects and the exchange of common stock for settlement of vendor accounts. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to overcome current liquidity problems.


The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

     - The Company's ability to obtain adequate sources of outside financing to convince vendors to drop legal actions against the Company and to allow the Company to continue forward with current exploration efforts.

     - The Company's ability to locate, prove and produce from economically viable oil and gas reserves.

     - The Company's ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

IMPLEMENTATION OF BUSINESS STRATEGY DEPENDENT ON ADDITIONAL FINANCING

We must obtain outside financing to fund the expansion of our operations and to meet our obligations as they become due. Any additional debt or equity financing may be dilutive to the interests of our stockholders. Such outside financing must be provided from the sale of equity securities, borrowing, or other sources


4/15/2002                        Pangea 2001 10-K                        Page 5
of third party financing. Further, the sale of equity securities would substantially dilute our existing stockholders' interests, and borrowings from third parties could result in our assets being pledged as collateral. Loan terms, which would increase our debt service requirements, could restrict our operations. There is no assurance that we can obtain financing on favorable terms.

INDUSTRY

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

ABOUT MASS ENERGY
Mass Energy, Inc. is a wholly owned subsidiary since October 2000. Mass Energy is a Texas corporation organized on November 24, 1997. Mass Energy currently has no real operations. While their business strategy was focused on the exploration and drilling, they incurred significant debt in drilling of one well. There is currently sufficient money to sustain them into the first


4/15/2002                        Pangea 2001 10-K                        Page 6
quarter of 2002; however, Mass Energy will not have money to develop further projects without a substantial capital infusion. Since Mass Energy sold the majority of their assets in December 2001, it is not anticipated that they will be able to obtain additional working capital or to continue meeting their debt obligations.

M&R Exploration Company and Mass Energy, Inc., both Texas business corporations, merged effective November 1, 1997. The plan of merger was adopted in accordance with the Texas Business Corporations Act. Under the terms of the merger, M&R Exploration Company was the surviving corporation. The plan of merger provided for the change of the corporate name to Mass Energy, Inc.

In 2001, Mass Energy drilled on leases in Starr and Jackson, County, Texas. Drilling initially produced results on the Jackson County, Texas lease that proved to be uneconomical to continue production. Substantial debt was incurred in the drilling of this lease and there are currently outstanding liens on the well totaling approximately $824,946.59. Additionally several lawsuits have been filed against Mass Energy for payment of debts incurred in the drilling of this well. These lawsuits assert claims which total approximately $479,672.00.

In December 2001, Mass Energy sold their interest in leases in Jackson County, Texas and Starr County, Texas. Mass Energy retained a back-in working interest in both of these properties. Additionally, the lease in Shelby County, Texas was sold by Mass Energy.

Currently, Mass Energy has no operations nor do they intend to start drilling on any new prospects in the foreseeable future. The Company is presently evaluating various alternatives in response to the litigation and is considering various alternatives with respect to Mass Energy.

JOINT OPERATIONS WITH OTHERS; NON-OPERATOR STATUS
We own less than 100% of the working interest in our oil and gas holdings. Operations are likely to be conducted jointly with other working interest owners. Joint operating arrangements are customary in the oil and gas industry and are generally conducted pursuant to a joint operating agreement whereby a single working interest owner is designated the operator. We could possibly be a non-operating working interest owner in other wells in the future. For properties where we own less than 50% of the working interest, drilling and operating decisions may not be entirely within our control. If we disagree with the decision of a majority of working interest owners, we may be required, among other things, to postpone the proposed activity, relinquish or farm-out its interest or decline to participate. If we decline to participate, we might be forced to relinquish our interest or may be subject to certain non- consent penalties, as provided in the applicable operating agreement. Such penalties typically allow participating working interest owners to recover from the proceeds of production, if any, an amount equal to 200%-500% of the non-participating working interest owner's share of the cost of such operations.


4/15/2002                        Pangea 2001 10-K                        Page 7

Under most operating agreements, the operator is given direct and full control over all operations on the property and is obligated to conduct operations in a workman-like manner; however the operator is usually not liable to the working interest owners for losses sustained or for liabilities incurred, except those resulting from its own gross negligence or willful misconduct. Each working interest owner is generally liable for its share of the costs of developing and operating jointly owned properties. The operator is required to pay the expenses of developing and operating the property and will invoice working interest owners for their proportionate share of such costs. In instances where we are a non-operating working interest owner, we may have a limited ability to exercise control over operations and the associated costs of such operations. The success of our investment in such non-operated activities may, therefore, be dependent upon a number of facts that are outside of our direct control.

Under most operating agreements and the laws of certain states, operators of oil and gas properties may be granted liens on the working interests of other non-operating owners in the well to secure the payment of amounts due to the operator. The bankruptcy or failure of the operator or other working interest owners to pay vendors who have supplied goods or services applicable to wells could result in filing of mechanics' and materialmens' liens which would encumber the well and the interests of all joint owners. At this time, we do not have any joint operating agreements. However, we may in the future conduct operations jointly with other working interest owners pursuant to a joint operating agreement whereby a single working interest owner is designated the operator.

MARKETS AND CUSTOMERS
The revenue generated by our operations are highly dependent upon the prices of, and demand for crude oil and natural gas. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. The prices received by the Company for its crude oil and natural gas production and the level of such production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic regulation, legislation and policies. Decreases in the prices of crude oil and natural gas could have an adverse effect on the carrying value of any proved reserves or revenue from operations in the future.

COMPETITION
We operate in a highly competitive environment. Competition is particularly intense with respect to the acquisition of desirable undeveloped crude oil and natural gas properties. The principal competitive factors in the acquisition of such undeveloped crude oil and natural gas properties include the staff and data necessary to identify, investigate and purchase such properties, and the financial resources necessary to acquire and develop such properties. We compete with major and independent crude oil and natural gas companies for properties


4/15/2002                        Pangea 2001 10-K                        Page 8
and the equipment and labor required to develop and operate such properties. Many of these competitors have financial and other resources substantially greater than ours.

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

STATE AND OTHER REGULATION
All of the jurisdictions in which we lease or own producing crude oil and natural gas properties have statutory provisions regulating the exploration for and production of crude oil and natural gas, including provisions requiring permits for the drilling of wells and maintaining bonding requirements in order to drill or operate wells and provisions relating to the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells that may be drilled and the unitization or pooling of crude oil and natural gas properties. In this regard, some states and provinces allow the forced pooling or integration of tracts to facilitate exploration while other states and provinces rely on voluntary pooling of lands and leases. In addition, state and provincial conservation laws


4/15/2002                        Pangea 2001 10-K                        Page 9
establish maximum rates of production from crude oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. Some states, such as Texas and Oklahoma, have, in recent years, reviewed and substantially revised methods previously used to make monthly determinations of allowable rates of production from fields and individual wells. The effect of these regulations is to limit the amounts of crude oil and natural gas we can produce from its wells, and to limit the number of wells or the location at which we can drill.

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


4/15/2002                        Pangea 2001 10-K                        Page 10
restrict injection of liquids into subsurface strata that may contaminate groundwater; and impose substantial liabilities for pollution resulting from our operations. Environmental permits required for our operations may be subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations and permits, and violations are subject to injunction, civil fines, and even criminal penalties. We believe that it is in substantial compliance with current environmental laws and regulations, and that we will not be required to make material capital expenditures to comply with existing laws. Nevertheless, changes in existing environmental laws and regulations or interpretations thereof could have a significant impact on us as well as the oil and gas industry in general, and thus we are unable to predict the ultimate cost and effects of future changes in environmental laws and regulations.

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


4/15/2002                        Pangea 2001 10-K                        Page 11

The Company must comply with the Clean Air Act and comparable state statutes which prohibit the emissions of air contaminants, although a majority of our activities are exempted under a standard exemption. Moreover, owners, lessees and operators of oil and gas properties are also subject to increasing civil liability brought by surface owners and adjoining property owners. Such claims are predicated on the damage to or contamination of land resources occasioned by drilling and production operations and the products derived from them, and are usually causes of action based on negligence, trespass, nuisance, strict liability and fraud.

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

TITLE TO PROPERTIES
As is customary in the crude oil and natural gas industry, we make only a cursory review of title to undeveloped crude oil and natural gas leases at the time they are acquired by us. However, before drilling commences, we require a thorough title search to be conducted, and any material defects in title are remedied prior to the time actual drilling of a well begins. To the extent title opinions or other investigations reflect title defects, we, rather than the seller of the undeveloped property, is typically obligated to cure any title defect at its expense. If we were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on the property, we could suffer a loss of its entire investment in the property. We believe that we have good title to our oil and gas leases.

STRATEGIC ALLIANCE WITH PARADIGM ADVANCED TECHNOLOGIES
In the summer of 2000, Pangea entered into a strategic alliance with Paradigm Advanced Technologies to jointly operate Worldlink USA, LLC, a development stage company (that we previously owned) that owns and licenses video streaming technology and a library of concerts previously broadcast over the Internet. Paradigm is a development stage company engaged in the business of developing,


4/15/2002                        Pangea 2001 10-K                        Page 12
marketing, and selling digital image and interactive global positioning system tracking technology.

RECENT FINANCING

In December 2000, January 2001 and February 2001, we entered into certain Securities Purchase Agreements with Generation Capital Associates, STL Capital Partners, LLC Greenwood Partners, L.P. and The Apmont Group, Inc. The terms of the securities purchase agreements are summarized below.

     Purchaser        Purchase Price    Maximum Amount       Maximum Amount of
                                          Of Shares           Warrants (1)(2)
-------------------  -----------------  ---------------  ---------------------------
Generation Capital
Associates             $600,000        1,600,000         3,450,000 A Warrants (3)
                                                         3,450,000 B Warrants (3)

STL Capital
Partners, LLC          $250,000          666,667         1,333,333 A Warrants
                                                         1,333,333 B Warrants

Greenwood
Partners, L.P.         $200,000          533,333         1,066,666 A Warrants
                                                         1,066,666 B Warrants

The Apmont
Group, Inc.            $250,000          550,000 (7)     1,100,000 C Warrants (5) (7)
                                                         1,100,000 D Warrants (6) (7)

Totals               $1,300,000        3,350,000         5,924,999 A Warrants (4)
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


4/15/2002                        Pangea 2001 10-K                        Page 13

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

Each C Warrant has a maximum exercise price of $1.00 and a minimum exercise price of $0.05. We can purchase or "call" the C Warrants at $.05 per warrant on 30 days notice if our common stock has a closing bid price of at least $2.75 for 20 consecutive trading days after this Registration Statement is declared effective by the SEC. Each D Warrant has an exercise price of $1.75. Each C Warrant has the exercise price is $0.50.

The Warrant holders and the Company are presently negotiating certain terms of the Warrants to exchange some of their Warrants for other securities of our Company. The outcome of these negotiations is unknown.

Notwithstanding the above, the Warrant Agreements that we signed with the above parties do not allow any of the parties to exercise Warrants that would cause such party to be the beneficial owner of more than 5% of our then outstanding shares of Common Stock. This restriction shall not prevent any such party from acquiring more than 5% of our shares of Common Stock as long as such party does not beneficially own more than 5% at any given time. The maximum amount of


4/15/2002                        Pangea 2001 10-K                        Page 14
shares of our Common Stock that can be acquired under the Securities Purchase Agreements are as follows: Generation Capital Associates - 8,500,000; Greenwood Partners, LP - 2,666,665; STL Capital Partners, LLC - 3,333,333, and The Apmont Group, Inc. - 2,500,000.

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

EMPLOYEES
As of April 10, 2002, Pangea has 1 full-time employee and 1 part-time employee, including executive officers, non- executive officers, secretarial and clerical personnel and field personnel. Pangea also retains independent geological and engineering consultants and administrative assistance on a limited basis and expects to continue to do so in the future.

As of April 10, 2001, Mass Energy has no employees.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

Pangea's mailing address is 5090 Richmond Avenue #425, Houston, Texas.   Pangea
formerly officed with Mass Energy at 6776 SW Freeway, Suite 620, Houston, Texas 77074 until November of 2001 when Mass Energy closed their offices. With the closure of the Mass Energy offices, Pangea will be relocating to new space.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

Mass Energy incurred substantial debt in the drilling of the Jackson County, Texas lease and there are currently outstanding liens on the well totaling approximately $824,946.59. Additionally several lawsuits have been filed against Mass Energy for payment of debts incurred in the drilling of this well. These lawsuits assert claims which total approximately $479,672.

Several of the lawsuits have recently been filed and are in the early stages of discovery. The Company is currently evaluating their response to this litigation.


4/15/2002                        Pangea 2001 10-K                        Page 15

$37,396.38 - Data Wise Solutions, Inc. vs. Mass Energy, Inc., Cause Number 2001-37198, in the District Court 295 Judicial District Harris County, Texas

$28,601.53 - Continuous Operations, Inc. vs. Mass Energy, Inc. and Randy Massey Individually, Cause Number 757,695, in the County Civil Court at Law Number 2, Harris County, Texas

$112,936.15 - Pyramid Tubular Products, Inc. vs. Mass Energy, Inc. n/k/a Pangea Petroleum Corporation and Randy Massey, Individually, Cause Number 857,646, in the County Cival Court at Law Number of Three, Harris County, Texas

$28,601.53 - Soloco Texas, L.P., vs. Mass Energy, Inc., F/K/A M & R Exploration Company, Cause Number 01-12-11746
$8,344.59 - Roywell Services, Inc. vs. Mass Energy, Inc., Cause Number 01-11-11734, in the District Court of Jackson County, Texas 267th Judicial District

$63,879.23 - Tesco Corporation (US) f/k/a Tesco Drilling Technology, Inc. vs. Mass Energy, Inc., Cause Number 01-12-11747, in the District Court of Jackson County, Texas 24th Judicial District

$4,668.17 - Sup-R-Jar Inc. vs. Mass Energy, Inc., Cause Number SC42C4000972 L, in the Small Claims Court of Harris County, Texas Precinct 4, Place 2

$195,244.42 - Cactus Drilling Company vs. Mass Energy, Inc., Cause Number 01-10-11720, in the District Court of Jackson County, Texas 24th Judicial District


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
None


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------
As of December 31, 2001, Pangea had 52,186,900 shares of common stock outstanding and had approximately 383 stockholders of record.

The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for 1999, 2000 and 2001 (through March 31, 2002). Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.


4/15/2002                        Pangea 2001 10-K                        Page 16

                                    Period           High              Low
                                    --------         ------            -----
                                    1999

First Quarter                                        5.00              1.44
Second Quarter                                       6.50              1.44
Third Quarter                                        2.38               .44
Fourth Quarter                                       1.00               .18

                                    2000

First Quarter                                        1.94                .19
Second Quarter                                       2.99                .28
Third Quarter                                        2.81               1.19
Fourth Quarter                                       1.78                .63

                                    2001

First Quarter                                        1.72                .63
Second Quarter                                        .81                .26
Third Quarter                                         .041               .10
Fourth Quarter                                        .29                .09

                                    2002

First Quarter                                         .10                .03

The bid price of our common stock was $.028 per share on April 10, 2002.

OUR TRANSFER AGENT AS OF APRIL 10, 2002 IS:
                     Olde Monmouth Stock Transfer Co., Inc.
                         77 Memorial Parkway, Suite 101
                      Atlantic Highlands, New Jersey 07716

STOCK PRICE PERFORMANCE GRAPH
The performance graph as set forth below compares the cumulative total stockholder return of our common stock from December 31, 1998 through December 31, 2001, with Standard & Poors 500 Index (our Broad Market Index) and with Standard & Poors Oil Composite Index (our Peer Group Index). The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 1998, and that all dividends, if any, were reinvested. The comparisons in this table are not intended to forecast or be indicative of possible future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN OF PANGEA PETROLEUM CORPORATION,
THE S&P 500 INDEX (BROAD MARKET INDEX) AND THE S&) OIL COMPOSITE INDEX (PEER GROUP INDEX)

                                     [GRAPH]


4/15/2002                        Pangea 2001 10-K                        Page 17

                                1998  1999  2000  2001
  Pangea Petroleum Corporation   100    12    42     5
  Broad Market Index             100   119   107    93
  Peer Group Index               100   114   121   105

DIVIDENDS
We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL STATEMENTS

We have derived the following selected consolidated financial information as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, from our audited consolidated financial statements included in this report. You should read this information in conjunction with those consolidated financial statements and the notes thereto. We have derived the selected consolidated financial information as of December 31, 1999, 1998 and 1997, and for each of the years in the two-year period ended December 31, 1998, from our audited consolidated financial statements of the Company, that are not included herein. Please read "Management' Discussion and Analysis of Financial Condition and Results of Operations".

                                                       YEAR ENDED DECEMBER 31,
                                --------------------------------------------------------------------
                                    2001          2000          1999          1998          1997
                                ------------  ------------  ------------  ------------  ------------
STATEMENT OF OPERATIONS DATA:

Sales and operating revenue     $    34,251   $         -   $    33,431   $         -   $         -

Loss from operations             (9,000,347)   (6,502,646)     (695,769)       (3,362)            -

Net loss                         (9,000,347)   (6,502,646)     (695,769)       (3,362)            -

Basic and dilutive net loss
  per share                     $     (0.18)  $     (0.27)  $     (0.04)  $     (0.00)  $         -
                                ============  ============  ============  ============  ============


BALANCE SHEET DATA:

Working capital                 $(2,051,528)  $   362,767   $  (552,228)  $         -   $         -

Property and equipment, net         460,908     2,440,446        77,021             -             -

Total assets                        665,808     3,500,793        85,607             -             -

Notes payable                       519,426       110,000       463,120             -             -

Stockholders' equity (deficit)   (1,463,924)    2,975,843      (474,219)          317             -


4/15/2002                        Pangea 2001 10-K                        Page 18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K.

FORWARD-LOOKING INFORMATION-GENERAL

This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance including statements regarding the Company's projections. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof the Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

GENERAL
Pangea Petroleum Corporation ("Pangea" or "Company"), a Colorado corporation, was organized on March 11, 1997, as Zip Top, Inc. On December 11, 1998, the Company changed our name to Pangea Petroleum Corporation. Pangea has one subsidiary, Mass Energy, IncPangea is located at 5090 Richmond, #425, Houston, Texas 77056. Pangea has a the Company website is www.pangeapetroleum.com.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2001, 2000 and 1999, the Company reported net losses and negative cash flows from operations as follows:

                                           2001          2000         1999
                                       ------------  ------------  ----------
  Net loss                             $(9,000,347)  $(6,502,646)  $(659,769)
  Negative cash flows from operations  $  (396,624)  $(1,573,624)  $(519,222)

The Company's continuing negative operating results have produced a working capital deficit of $(2,051,528) at December 31, 2001 and have caused the Company's subsidiary Mass Energy, Inc. to become severely delinquent on various accounts payable. Vendors have initiated legal actions against Mass Energy, Inc. to force payment of past due accounts, but Mass Energy, Inc. lacks the cash resources to make such payments. Accordingly, the results of such legal actions cannot be predicted. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's strategic plan for dealing with its cash flow problems is currently being developed, but may include additional private placements of the Company's common stock, the abandonment of unprofitable projects and the exchange of common stock for settlement of vendor accounts. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to overcome current liquidity problems.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

     - The Company's ability to obtain adequate sources of outside financing to convince vendors to drop legal actions against the Company and to allow the Company to continue forward with current exploration efforts.

     - The Company's ability to locate, prove and produce from economically viable oil and gas reserves.

     - The Company's ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

RESULTS OF OPERATIONS

To date, the results of the Company oil and gas investments through its subsidiary Mass Energy have yielded revenue only $34,000. These revenues are substantially less than what the Company expected when investments were made in the Jackson County well and in Starr County TX and Kern County CA leases. The first Mass Energy well in Jackson County has produced substantially less product than the Company was lead to believe by experts and the well also incurred a very substantial cost over run. Consequently, that well is now judged to be non-economic to produce. The Company is currently evaluating its investment in Mass Energy and expects to make a decision on that investment before the middle


4/15/2002                        Pangea 2001 10-K                        Page 19
of the year. The Company's Duval County well has produced since the third quarter, however revenue from that activity is currently tied up in a legal dispute between Pangea and the operator of the well. The Company expects to prevail in this case.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000.

The substantial increased loss of approximately 9 million for 2001 as compared to a loss of approximately 6.5 million 2000 is due mainly to two factors. The first and most important was the previously discussed cost over-runs associated with drilling and completing the Jackson county well and the fact that the well was non-economic. The second factor was increased overhead cost associated with increased operations of Mass Energy.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company used funds from a long term financing package obtained in late 2000, capital received from investors and loans from insiders to invest in Mass Energy projects, to invest in the Duval County well and to operate the Company. The Company's Mass Energy subsidiary has accounts payable of more approximately 1.3 million, Mass Energy also has notes receivables of more than $.2 million and property and equipment valued at approximately $.4 million. The receivables may not be collectable and the liquidity of Mass is in doubt. The Company has essentially no long term debt and assets valued at more than $100,000.

2002 Outlook

The Company is liquid and intends to invest in additional oil and gas projects. The Company intends to convert currents assets into cash in order to invest in projects. The investment level will be heavily dependent on securing additional capital from investors or debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management. Management also believes that the Company will prevail in the previously mentioned legal action against the operator of the Duval County well.

The market price of the Company's common stock has fluctuated significantly since it began to be publicly traded in 1997 and may continue to be highly volatile. Factors such as the ability of the Company to achieve development goals, ability of the Company to profitably complete energy projects, the ability of the Company to raise additional funds, general market conditions and


4/15/2002                        Pangea 2001 10-K                        Page 20
other factors affecting the Company's business that are beyond the Company's control may cause significant fluctuations in the market price of the Company's common stock. The market prices of the stock of many energy companies have fluctuated substantially, often unrelated to the operating or research and development performance of the specific companies. Such market fluctuations could adversely affect the market price for the Company's common stock.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements of the company are set forth beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

R.  B.  Bassie  & Co., P.C., Independent Public Accountants, audited our balance sheets as of December 31, 2000 and 1999 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. Such financial statements accompanied our Form 10-K for the year ended December 31, 2000 and were filed with the Securities and Exchange Commission on April 16, 2001. The report of R. B. Bassie & Co., P.C. on such financial statements, dated January 26, 2001, except Notes 7 and 12, which are dated March 23, 2001, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Our client-auditor relationship with R. B. Bassie & Co., P.C. ceased on or about March 20

Ham, Langston & Brezina, LLP, Certified Public Accountants of Houston, Texas, was appointed by the Company on March 26, 2002, pursuant to a recommendation of our Chairman of the Board and Chief Executive Officer, Mr. Charles B. Pollock, to audit our financial statements for our fiscal year ended December 31, 2001. During our two most recent fiscal years and the subsequent interim period preceding their appointment as independent accountants, neither the Company nor anyone on its behalf consulted Ham, Langston & Brezina, L.L.P. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, nor has Ham, Langston & Brezina, L.L.P. provided to the Company a written report or oral advice regarding such principles or audit opinion.

During our two most recent fiscal years and any subsequent interim period preceding the date of dismissal, there were no disagreements between R. E. Bassie & Co., P.C. and us, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.


4/15/2002                        Pangea 2001 10-K                        Page 21

We have provided R. E. Bassie & Co., P.C. with a copy of this disclosure and R.E. Bassie & Co., P.C. has provided us with a letter addressed to the Securities and Exchange Commission agreeing with this disclosure.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT:

The directors and officers of the Company, as of April 10, 2002, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS
Set forth below are the names, ages, and positions of the executive officers and directors of the Company

Name                      Age     Office
-------                  -----    --------
Charles B. Pollock         62     Chief Executive Officer
                                  and Chairman of
                                  The Board of Directors

Edward R. Skaggs           36     Director

AJ Leigh                   54     CFO

CHARLES B. POLLOCK, 62 was appointed the Chief Executive Officer and Chairman of the Board of the Company in June 1999. From January 1994 to September 1995, Mr. Pollock was President of Praxair Indonesia, an industrial gas company where his responsibilities were those as Chief Executive Officer of such company. From October 1995 to August 1996, he was manager of Praxair, Inc., an industrial gas company. His responsibilities included strategic marketing and competition analysis. From September 1996 to May 1999, Mr. Pollock was self-employed as a consultant in which his projects included the acquisition and sale of businesses, competitive anlysis and strategic marketing. Mr. Pollock received his Bachelor of Science degree in 1962 from North Carolina State University, his Master of Science degree in Ceramic Engineering from North Carolina State University in 1968 and his PhD in Material Engineering from North Carolina State University in 1972.


4/15/2002                        Pangea 2001 10-K                        Page 22

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

AJ LEIGH, III, 54, was appointed as Chief Financial Officer in March of 2002. Mr. Leigh, a C.P.A., has been engaged in public accounting for over twenty years and maintains an office in Houston, Texas. He received his Bachelor of Science Degree in accounting from the University of Southern Mississippi in 1971.

The Directors named above will serve until the next annual meeting of the shareholders of the Company in the year 2002. Directors will be elected for one-year terms at each annual shareholder's meeting.

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

None of our Officers and/or Directors have ever filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws.

CERTAIN LEGAL PROCEEDINGS
No existing director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.


4/15/2002                        Pangea 2001 10-K                        Page 23

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Charles B. Pollock untimely filed his Form 5 on February 19, 2002. Mr. Skaggs has not filed a timely Form 5. Mr. Massey filed an untimely Form 5 on March 15, 2002. Mr. Leigh has not timely filed one Form 3.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                 Annual Compensation           Long Term Compensation
                           ------------------------------  ----------------------------------
                                                                    Awards           Payouts
                                                           ------------------------  --------
     Name and        Year  Salary   Bonus   Other Annual   Restricted   Securities     LTIP      All Other
Principal Position           ($)     ($)    Compensation      Stock     Underlying   Payouts   Compensation
                                                 ($)        Award(s)     Options /     ($)          ($)
                                                               ($)         SARs
                                                                            (#)
-------------------  ----  -------  ------  -------------  -----------  -----------  --------  -------------

  Charles B.         1999   28,000     -0-              0            0           0        -0-            -0-
   Pollock           2000   16,000     -0-              0            0     450,000        -0-            -0-
   CEO and           2001        0     -0-          3,000    1,000,000     300,000        -0-            -0-
Chairman of the
   Board of
  Directors
-------------------  ----  -------  ------  -------------  -----------  -----------  --------  -------------
Randall Massey       1999      N/A     N/A            N/A          N/A          N/A       N/A            N/A
     (1)             2000   15,000     N/A              0          -0-   80,000 (1)       N/A            N/A
Director, COO        2001  117,000     -0-            -0-          -0-     400,000        -0-      15,432.90
-------------------  ----  -------  ------  -------------  -----------  -----------  --------  -------------

(1) Randall Massey resigned from all positions with Mass Energy on March 15, 2002.
(2) Pangea Stock Options with an exercise price of $1.00 per share.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR:

                   Individual Grants
------------------------------------------------------------  -------------------
Name         Number of   Percent of    Exercise   Expiration  Grant Date Present
            Securities      Total      of Base       Date          Value ($)
            Underlying    Options /     Price
             Options/       SARs        ($/sh)
               SARs      Granted to
              Granted     Employees
                (#)       in Fiscal
                            Year
----------  -----------  -----------  ----------  ----------  -------------------
Charles B.      475,000          17%  $     1.00  September             0
Pollock                                             2003
----------  -----------  -----------  ----------  ----------  -------------------
Randall         600,000          29%  $     1.00  September             0
Massey          200,000               $     0.20    2003
----------  -----------  -----------  ----------  ----------  -------------------


4/15/2002                        Pangea 2001 10-K                        Page 24

--------------  ------------  ----------------  ----------------  ----------------
Name            Shares         Value Realized   Number of         Value of
                Acquired on    ($)              Securities        Unexercised In-
                Exercise (#)                    Underlying        The-Money
                                                Unexercised       Options/SARs
                                                Options / SARs    At Fiscal Year-
                                                At Fiscal Year-   End ($)
                                                End (#)           Exercisable /
                                                Exercisable /     Unexercisable
                                                Unexercisable
--------------  ------------  ----------------  ----------------  ----------------
Charles B.           300,000  $          3,000           175,000                 0
Pollock
--------------  ------------  ----------------  ----------------  ----------------
Randall Massey       200,000  $      57,000.00           600,000                 0
--------------  ------------  ----------------  ----------------  ----------------


EMPLOYMENT AGREEMENTS
We have entered into employment agreement with Mr. Charles Pollock. The following sets forth the terms of the employment agreement:

Charles B. Pollock--On June 1, 1999, we entered into an employment agreement with Mr. Pollock that ends on December 31, 2002 to act as our Chairman of the Board of Directors and Chief Executive Officer. Pursuant to the employment agreement, Mr. Pollock is paid a salary of $6,000 per month plus an option to purchase 50,000 Pangea S-8 shares per month at an exercise price of $1.00 per share. In addition, we offered to provide medical benefits (currently not being used) for Mr. Pollock. Mr. Pollock also receives as a bonus three (3%) percent of the net proceeds received by us upon the successful completion of the sale of any major company assets (major asset is defined as an asset whose sale price is $500,000 or more).

Mr. Massey had an employment agreement that terminated upon his resignation in March 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, each director, each of our executive officers and all of our directors and executive officers as a group, owned beneficially as of April 10, 2002, the number and percentage of outstanding shares of our Common Stock indicated in the following table:


4/15/2002                        Pangea 2001 10-K                        Page 25

Name and Address of
Beneficial Owner                 Number of Shares (1) (3)  Percentage (2)

Charles B. Pollock                              1,499,286              2%
2014 Bonner Bussells Drive
Southport, NC 28461

AJ Leigh III                                          -0-            -0-
6776 SW Freeway, Suite 310
Houston, TX  77056

Edward Skaggs                                         -0-            -0-
PO Box 570611
Houston, TX  77257

All directors and executive officers as a group
(as a group)
                                                1,499,286              2%


Rapid Release Research, LLC                     8,505,677          18.03%
4900 Woodway Drive, Suite 750
Houston, Texas 77056

Jacob International Inc.                        5,591,000          11.85%
4550 Post Oak Place, Suite 175
Houston, TX  77027

* Less than 1%
(1) Unless otherwise indicated, all shares are held directly with sole voting and investment power.

(2) Based on 52,186,900 shares of our Common Stock issued and outstanding.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At December 31, 2000, the Company had notes receivable due from Randy Massey in the amount of $158,500. The Company recognized approximately $2,500 in interest income during the three months ended December 31, 2000 in association with the note receivable. Approximately $150,000 of the balance is evidenced by a promissory note. Under the note, interest accrues on the unpaid principal at 6.25% per annum. In addition, Mr. Massey is required to maintain term life insurance payable to the Company in an amount sufficient to pay the principal and accrued interest in full in the event of the subsidiary former president's death. During 2001 Mr. Massey did not make any payments of principal or interest on these notes receivable.

At December 31, 2001, the Mass Energy had notes receivable due from Sandstone Ventures, Inc., an affiliate of Randy Massey in the amount of $40,000. The Company recognized interest is due in association with the note receivable. Under the note, interest accrues on the unpaid principal at 7.0% per annum.

At December 31, 2001 the Company has notes payable to a major stockholder, Rapid Release Research, of $185,242. Additionally the Company has notes payable to Mary Pollock, a former officer and daughter of Charles Pollock of $73,846. Finally the Company has notes payable to Charles Pollock of $185,000.


4/15/2002                        Pangea 2001 10-K                        Page 26

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) The following documents are filed as part of this report:
None

(b) Reports on Form 8-K
None


4/15/2002                        Pangea 2001 10-K                        Page 27

                                   SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-K to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on April 15, 2002.

PANGEA PETROLEUM CORPORATION
By: /s/ Charles B. Pollock
Date:  April 11, 2002


----------------------------------
Charles B. Pollock, Chairman of the Board, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ Charles B. Pollock
Date:  April 11, 2002



----------------------------------
Charles B. Pollock, Chairman of the Board, and Chief Executive Officer

By: /s/ AJ Leigh, III
Date:  April 11, 2002



----------------------------------
AJ Leigh, III, Chief Financial Officer

By: /s/ Edward R. Skaggs
Date:  April 11, 2002



----------------------------------
Edward R. Skaggs, Director


4/15/2002                        Pangea 2001 10-K                        Page 28

                          PANGEA PETROLEUM CORPORATION
                                   __________



                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                          PANGEA PETROLEUM CORPORATION
                                TABLE OF CONTENTS
                                   __________


                                                                            PAGE
                                                                            ----

Reports of Independent Accountants                                           F-3

Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 2001
    and 2000                                                                 F-5

  Consolidated Statements of Operations for the years
    ended December 31, 2001, 2000 and 1999                                   F-6

  Consolidated Statements of Stockholders' Equity for
    the years ended December 31, 2001, 2000 and 1999                         F-7

  Consolidated Statements of Cash Flows for the years
    ended December 31, 2001, 2000 and 1999                                   F-8

Notes to Consolidated Financial Statements                                  F-11

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Pangea Petroleum Corporation


We have audited the accompanying consolidated balance sheet of Pangea Petroleum Corporation and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pangea Petroleum Corporation and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, negative cash flows from operations and has a net capital deficiency at December 31, 2001 that raise substantial doubt about its ability to continue as a going concern.
Management's plans with regard to this matter are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    /s/  Ham,  Langston  &  Brezina,  L.L.P.

Houston,  Texas
April  14,  2002

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors and Stockholders:
Pangea Petroleum Corporation


We have audited the consolidated balance sheet of Pangea Petroleum Corporation and Subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the two-year periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pangea Petroleum
Corporation and Subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

                                           /s/  R.E. Bassie & Co.

Houston, Texas
January 26, 2001

                                  PANGEA PETROLEUM CORPORATION
                                   CONSOLIDATED BALANCE SHEET
                                   DECEMBER 31, 2001 AND 2000
                                           __________

     ASSETS                                                           2001           2000
     ------                                                       -------------  ------------
Current assets:
  Cash                                                            $     17,377   $   599,727
  Accounts receivable, net                                              14,188        77,017
  Prepaid expenses                                                       1,693         2,939
  Notes receivable from related parties                                      -       208,034
                                                                  -------------  ------------

    Total current assets                                                33,258       887,717
                                                                  -------------  ------------

Property held for investment                                            46,642        46,642

Investment in Paradigm Advanced Technologies, Inc.                     125,000       125,000

Property and equipment                                                 562,390     2,579,865
  Less accumulated depreciation, depletion and amortization           (101,482)     (139,419)
                                                                  -------------  ------------

  Net property and equipment                                           460,908     2,440,446

Other assets                                                                 -           988
                                                                  -------------  ------------

      Total assets                                                $    665,808   $ 3,500,793
                                                                  =============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Accounts payable                                                $  1,557,590   $   351,458
  Accrued liabilities                                                   52,716        63,492
  Notes payable to related parties                                     474,480       110,000
                                                                  -------------  ------------

    Total current liabilities                                        2,084,786       524,950
                                                                  -------------  ------------

Notes payable to related parties, net of current portion                44,946             -
                                                                  -------------  ------------

      Total liabilities                                              2,129,732       524,950
Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock: $.01 par value; 5,000,000 shares authorized                             -
  Common stock: $.001 par value; 100,000,000 shares authorized;
    52,186,900 and 42,584,900 shares issued and outstanding at
    December 31, 2001 and 2000, respectively                            52,187        42,585
  Additional paid-in capital                                        14,717,956    10,835,978
  Accumulated deficit                                              (16,218,067)   (7,217,720)
                                                                  -------------  ------------

                                                                    (1,447,924)    3,660,843
  Less common stock subscriptions receivable                           (16,000)     (685,000)
                                                                  -------------  ------------

      Total stockholders' equity (deficit)                          (1,463,924)    2,975,843
                                                                  -------------  ------------

        Total liabilities and stockholders' equity (deficit)      $    665,808   $ 3,500,793
                                                                  =============  ============

   The accompanying notes are an integral part of these consolidated financial statements.

                          PANGEA PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                   __________

                                                    2001          2000          1999
                                                ------------  ------------  ------------
Revenues:
  Sales and operating revenues                  $    34,251   $         -   $    33,431
  Interest income                                    12,555         4,953             -
                                                ------------  ------------  ------------

    Total revenues                                   46,806         4,953        33,431
                                                ------------  ------------  ------------

Costs and expenses:
  Exploration-dry hole and abandonment expense    4,874,253     1,377,967             -
  Cost of sales                                      14,994        28,284        71,105
  Selling, general and administrative             4,012,818     3,842,010       208,818
  Impairment of oil and gas properties              116,364       552,550        75,653
  Depreciation, depletion and amortization            6,945         4,939        12,774
  Acquisition costs                                       -        79,250       236,000
  (Gain) loss on disposition of assets              (17,218)            -        61,000
  Interest expense                                   38,997       622,599        63,850
                                                ------------  ------------  ------------

    Total costs and expenses                      9,047,153     6,507,599       729,200
                                                ------------  ------------  ------------

        Net loss                                $(9,000,347)  $(6,502,646)  $  (695,769)
                                                ============  ============  ============


Basic and diluted net loss per common share     $     (0.18)  $     (0.27)  $     (0.04)
                                                ============  ============  ============

Weighted average common shares                   49,025,431    24,304,257    17,784,313
                                                ============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                                        PANGEA PETROLEUM CORPORATION
                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                            FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                 __________

                                                                                                                TOTAL
                                                                   ADDITIONAL                   STOCK       STOCKHOLDERS'
                                                COMMON STOCK        PAID-IN       RETAINED   SUBSCRIPTIONS     EQUITY
                                              SHARES    AMOUNT      CAPITAL       EARNINGS     RECEIVABLE    (DEFICIT)
                                            ----------  -------  --------------  ----------  --------------  ----------
Balance, December 31, 1998                  17,724,000  $17,724  $        1,581  $ (19,305)  $            -  $       -

Common stock issued for cash under private
  placement                                     50,000       50         106,450          -                -    106,500

Common stock issued for services                35,000       35          74,515          -                -     74,550

Common stock issued for property                50,000       50          40,450          -                -     40,500

Net loss                                             -        -               -   (695,769)               -   (695,769)
                                            ----------  -------  --------------  ----------  --------------  ----------

Balance at December 31, 1999                17,859,000  $17,859  $      222,996  $(715,074)  $            -  $(474,219)
                                            ==========  =======  ==============  ==========  ==============  ==========

               The accompanying notes are an integral part of these consolidated financial statements.

                                             PANGEA PETROLEUM CORPORATION
                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                      __________

                                                                                                                     TOTAL
                                                                     ADDITIONAL                     STOCK        STOCKHOLDERS'
                                                   COMMON STOCK       PAID-IN      RETAINED     SUBSCRIPTIONS       EQUITY
                                                 SHARES    AMOUNT     CAPITAL      EARNINGS      RECEIVABLE        (DEFICIT)
                                               ----------  -------  -----------  ------------  ---------------  ---------------
Balance at December 31, 1999                   17,859,000  $17,859  $   222,996  $  (715,074)  $            -   $     (474,219)

Common stock issued for cash under private
  placement                                    15,055,645   15,056    1,746,084            -         (685,000)       1,076,140

Common stock issued for investor relations
  services                                      2,789,372    2,789    2,705,621            -                -        2,708,410

Common stock issued for contractual services      154,750      155      237,150            -                -          237,305

Common stock issued to acquire oil and gas
  property                                        325,000      325      454,675            -                -          455,000

Stock options exercised for cash                1,156,000    1,156    1,362,577            -                -        1,363,733

Common stock issued to convert debt to equity   3,245,133    3,245    1,233,875            -                -        1,237,120

Common stock issued to acquire Mass Energy,
  Inc.                                          2,000,000    2,000    2,748,000            -                -        2,750,000

Issuance of warrants                                    -        -      125,000            -                -          125,000

Net loss                                                -        -            -   (6,502,646)               -       (6,502,646)
                                               ----------  -------  -----------  ------------  ---------------  ---------------

Balance at December 31, 2000                   42,584,900  $42,585  $10,835,978  $(7,217,720)  $     (685,000)  $    2,975,843
                                               ==========  =======  ===========  ============  ===============  ===============

               The accompanying notes are an integral part of these consolidated financial statements.

                                              PANGEA PETROLEUM CORPORATION
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                       __________

                                                                                                                    TOTAL
                                                                  ADDITIONAL                       STOCK        STOCKHOLDERS'
                                               COMMON     STOCK     PAID-IN      RETAINED      SUBSCRIPTIONS       EQUITY
                                               SHARES    AMOUNT     CAPITAL      EARNINGS       RECEIVABLE        (DEFICIT)
                                             ----------  -------  -----------  -------------  ---------------  ---------------
Balance at December 31, 2000                 42,584,900  $42,585  $10,835,978  $ (7,217,720)  $     (685,000)  $    2,975,843

Common stock issued for cash                  3,633,333    3,633      608,867             -          685,000        1,297,500

Common stock issued upon exercise of stock
  options                                     2,225,000    2,225    1,152,775             -          (16,000)       1,139,000

Common stock issued to acquire assets           100,000      100      152,900             -                -          153,000

Common stock issued for services              1,585,667    1,586      900,604             -                -          902,190

Common stock issued to compensate employees   2,058,000    2,058      689,682             -                -          691,740

Issuance of compensatory stock options                -        -      377,150             -                -          377,150

Net loss                                              -        -            -    (9,000,347)               -       (9,000,347)
                                             ----------  -------  -----------  -------------  ---------------  ---------------

Balance at December 31, 2001                 52,186,900  $52,187  $14,717,956  $(16,218,067)  $      (16,000)  $   (1,463,924)
                                             ==========  =======  ===========  =============  ===============  ===============

               The accompanying notes are an integral part of these consolidated financial statements.

                                   PANGEA PETROLEUM CORPORATION
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                            __________

                                                                 2001          2000         1999
                                                             ------------  ------------  ----------
Cash flows from operating activities:
  Net loss                                                   $(9,000,347)  $(6,502,646)  $(695,769)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation expense                                           6,945         4,939      12,774
    Gain on sale of assets                                       (17,218)            -           -
    Bad debt expense                                             208,034             -           -
    Dryhole costs and impairment of unproved properties        4,990,617     1,584,407      75,653
    Stock issued as compensation for services                  1,593,930     2,945,715           -
    Issuance of compensatory stock options                       377,150       245,233           -
    Accrued interest converted to equity                               -       622,449           -
    Notes payable issued for compensation                        172,838             -           -
    Note payable issued for accrued interest                      11,008             -           -
    Changes in operating assets and liabilities, net of
      effects of acquisition:
      Accounts receivable                                         62,829       268,875      (7,598)
      Prepaid expenses                                             1,246         2,950           -
      Other assets                                                   988             -        (988)
      Accounts payable and accrued liabilities                 1,195,356      (584,246)     96,706
      Advances from joint interest parties                             -      (161,300)          -
                                                             ------------  ------------  ----------

        Net cash used in operating activities                   (396,624)   (1,573,624)   (519,222)
                                                             ------------  ------------  ----------

Cash flows from investing activities:
  Cash acquired in acquisition of Mass Energy, Inc.                    -       494,868           -
  Proceeds from sale of property and equipment                    17,218             -           -
  Purchase of investment real estate                                   -       (46,642)          -
  Capital and exploratory expenditures                        (2,865,024)            -     (90,898)
                                                             ------------  ------------  ----------

        Net cash provided by (used in) investing activities   (2,847,806)      448,226     (90,898)
                                                             ------------  ------------  ----------

Cash flows from financing activities:
  Proceeds from the sale of common stock                       2,436,500     2,194,640      90,500
  Proceeds from advances from related parties                          -      (708,066)    357,620
  Proceeds from notes payable to related parties                 255,580       238,551     162,000
  Payments of notes payable to related parties                   (30,000)            -           -
                                                             ------------  ------------  ----------

         Net cash provided by financing activities             2,662,080     1,725,125     610,120
                                                             ------------  ------------  ----------

Net increase (decrease) in cash and cash equivalents            (582,350)      599,727           -

Cash and cash equivalents at beginning of year                   599,727             -           -
                                                             ------------  ------------  ----------

Cash and cash equivalents at end of year                     $    17,377   $   599,727   $       -
                                                             ============  ============  ==========

      The accompanying notes are an integral part of these consolidated financial statements.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
     ----------------------------------------------------

     ORGANIZATION
     ------------

     Pangea Petroleum Corporation (the "Company"), is a Colorado corporation engaged in oil and gas exploration and development. The Company was originally incorporated in 1997 as Zip Top, Inc. and subsequently adopted a name change to Pangea Petroleum Corporation. On April 26, 2000, the Company was recapitalized when the Company acquired the non-operating public shell, Segway II Corporation. Segway II Corporation had no significant assets or liabilities at the date of acquisition and, accordingly, the transaction was accounted for as a recapitalization. In October 2000 the Company acquired its wholly owned subsidiary, Mass Energy, Inc. (See Note 3).

     PRINCIPLES  OF  CONSOLIDATION
     -----------------------------

     The consolidated financial statements presented herein include the accounts of the Company and its predecessor, Zip Top, Inc., and its wholly owned subsidiary, Mass Energy, Inc., after elimination of all significant intercompany accounts and transactions.

     ACCOUNTING  ESTIMATES
     ---------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. These estimates mainly involve the useful lives of property and equipment, the impairment of unproved oil and gas properties, the valuation of deferred tax assets and the realizability of accounts receivable.

     OIL  AND  GAS  PRODUCING  ACTIVITIES
     ------------------------------------

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

     Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's average holding period. Capitalized costs of producing oil and gas properties after considering estimated dismantlement and abandonment costs and estimate salvage values, are depreciated and depleted by the unit-of-production method. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in the statement of operations.

     On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

     OTHER  PROPERTY  AND  EQUIPMENT
     -------------------------------

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 years for ITD Units and 3 to 5 years for office furniture and equipment and transportation and other equipment. Additions or improvements that increase the value or extend the life of an asset are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. Disposals are removed from the accounts at cost less accumulated depreciation and any gain or loss from disposition is reflected in operations.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------------

     IMPAIRMENT  OF  LONG-LIVED  ASSETS
     ----------------------------------

     In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. Based upon a recent evaluation by management, an impairment write-down of the Company's long-lived assets was recorded to write such assets down to their estimated net realizable value.

     REAL  ESTATE  HELD  FOR  INVESTMENT
     -----------------------------------

     Real estate held for investment is carried at the lower of cost or fair market value. Management assesses the value of real estate held for investment on a quarterly and annual basis to determine if any impairment to this net realizable value has occurred. Management closely monitors any changes in the real estate market, which would indicate that a change in the value of its holdings has occurred and also obtains independent third party appraisals on its holdings on an as-needed basis.

     CASH  AND  CASH  EQUIVALENTS
     ----------------------------

     For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------

     The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

     CONCENTRATION  OF  CREDIT  RISK
     -------------------------------

     Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits. Accounts receivable generally arise from sales of services to customers operating in the United States. Collateral is generally not required for credit granted. As of December 31, 2001, all of the Company's trade receivables were due from one customer. During the years ended December 31, 2001 and 1999, 100% of the Company's revenues was received from two customers.

     OIL  AND  GAS  REVENUES
     -----------------------

     Oil and gas revenues are recorded under the sales method. The Company recognizes oil and gas revenues as production occurs. As a result, the Company accrues revenue relating to production for which the Company has not received payment.

     EARNINGS  PER  SHARE
     --------------------

     The Company has adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

     STOCK  BASED  COMPENSATION
     --------------------------

     SFAS No. 123, "Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for compensation cost for stock option plans in accordance with APB Opinion No. 25.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------------

     INCOME  TAXES
     -------------

     The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance, if necessary, is provided against deferred tax assets, based upon management's assessment as to their realization.

     NEW  ACCOUNTING  PRONOUNCEMENTS
     -------------------------------

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS No. 142 is not expected to have a material impact on the Company's results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the implementation of SFAS No. 143 to have a material impact on the Company's results of operation or financial position.

     In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company does not expect the implementation of SFAS No. 144 to have a material impact on the Company's results of operation or financial position.

     RECLASSIFICATIONS
     -----------------

     Certain prior year amounts in the 2000 consolidated balance sheet have been reclassified to conform to the 2001 presentation. In 2000, the Company recorded 215,000 shares of its common stock as issued for conversion of note payable. However, the common stock was never issued and the note payable is still outstanding. The accompanying December 31, 2000 financial statements include a reclassification reducing common stock and additional paid-in capital and increasing notes payable and accounts payable by $75,000. This reclassification had no impact on the statement of operations.

     In addition, certain items in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on the Company's financial position, net loss or cash flows.


2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2001, 2000 and 1999, the Company reported net losses and negative cash flows from operations as follows:

                                           2001          2000         1999
                                       ------------  ------------  ----------
  Net loss                             $(9,000,347)  $(6,502,646)  $(659,769)
  Negative cash flows from operations  $  (396,624)  $(1,573,624)  $(519,222)

     The Company's continuing negative operating results have produced a working capital deficit of $(2,051,528) at December 31, 2001 and have caused the Company's subsidiary Mass Energy, Inc. to become severely delinquent on various accounts payable. Vendors have initiated legal actions against Mass Energy, Inc. to force payment of past due accounts, but Mass Energy, Inc. lacks the cash resources to make such payments. Accordingly, the results of such legal actions cannot be predicted. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


2.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

     The Company's strategic plan for dealing with its cash flow problems is currently being developed, but may include additional private placements of the Company's common stock, the abandonment of unprofitable projects and the exchange of common stock for settlement of vendor accounts. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to overcome current liquidity problems.

     The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

     - The Company's ability to obtain adequate sources of outside financing to convince vendors to drop legal actions against the Company and to allow the Company to continue forward with current exploration efforts.

     - The Company's ability to locate, prove and produce from economically viable oil and gas reserves.

     - The Company's ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.


3.   ACQUISITION  OF  MASS  ENERGY,  INC.  AND  RECAPITALIZATION
     -----------------------------------------------------------

     On October 5, 2000, the Company acquired Mass Energy, Inc., a Houston, Texas based oil and gas exploration company, in a transaction accounted for as a purchase (the "Purchase"). The purchase price was 2,000,000 shares of the Company's restricted common stock issued in exchange for all of the outstanding common stock of Mass Energy, Inc. The $4,521,856 purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price allocation was based on valuations and estimates.

     Following is the purchase price allocation in connection with the purchase of Mass Energy, Inc.:

Assets Acquired:
----------------
  Current assets                                $  848,585
  Noncurrent assets                                198,500
  Oil and gas properties                         3,458,696
  Other property and equipment, net                 16,075
                                                ----------

    Total assets acquired                       $4,521,856
                                                ==========


Liabilities Assumed and Consideration Given:
--------------------------------------------
  Current liabilities                           $1,771,856
  Common stock issued                            2,750,000
                                                ----------

    Total liabilities assumed and other
      consideration given                       $4,521,856
                                                ==========

     Mass Energy, Inc.'s results of operations are included in the accompanying consolidated financial statements from October 5, 2000 and throughout the year ended December 31, 2001. Following is the Company's unaudited pro forma results of operations for the years ended December 31, 2000 and 1999, as if the Purchase would have been consummated as of January 1, 2000 and 1999:

PROFORMA  INFORMATION
---------------------

                                                2000          1999
                                            ------------  ------------
Sales                                       $         -   $   835,207

Loss from operations                        $(5,830,791)  $  (655,326)

Net loss applicable to common shareholders  $(6,416,583)  $  (800,311)

Basic and diluted net loss per share        $      (.24)  $      (.04)

Weighted average shares outstanding          25,947,941    19,784,313
                                            ============  ============

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    ________


4.   ACCOUNTS RECEIVABLE, NET
     ------------------------

     Accounts receivable at December 31, 2001 and 2000 consist of the following:

                                                 2001        2000
                                               ---------  ----------
  Accounts receivable-joint interest billings  $  3,961   $ 160,257
  Other accounts receivable                      40,716      21,494
                                               ---------  ----------

                                                 44,677     181,751
  Less allowance for doubtful accounts          (30,489)   (104,734)
                                               ---------  ----------

                                               $ 14,188   $  77,017
                                               =========  ==========

5.   NOTES  RECEIVABLE  FROM  RELATED  PARTIES
     -----------------------------------------

     Notes receivable from related parties at December 31, 2001 and 2000 consist of demand notes receivable from the former owner of Mass Energy, Inc. and from a company that he owns. These notes bear interest at rates ranging from 6.25% to 7% per year and are uncollateralized. The notes are fully reserved at December 31, 2001. Following is an analysis of notes receivable from related parties.

                                        2001       2000
                                     ----------  --------
  Contractual balance                $ 190,000   $190,000
  Accrued interest                      30,489     18,034
                                     ----------  --------

                                       220,489    208,034
  Less allowance for doubtful notes   (220,489)         -
                                     ----------  --------

                                     $       -   $208,034
                                     ==========  ========

6.   PROPERTY  HELD  FOR  INVESTMENT
     -------------------------------

     Property held for investment consists of a parcel of real estate in Fort Bend County, Texas. The Company holds a 40% ownership interest in the property in joint ownership with certain related parties.


7.   INVESTMENT  IN  PARADIGM  ADVANCED  TECHNOLOGIES,  INC.
     -------------------------------------------------------

     During the year ended December 31, 1999, the Company owned 100% of WorldLink USA, Inc. ("WorldLink"), a company that owns and/or licenses certain streaming video technology and a library of concerts previously broadcast over the internet. At December 31, 1999, the Company determined that its investment in WorldLink was no longer economically viable and initiated a search for a purchaser or partner.

     On September 7, 2000, the Company entered into an agreement (the "Exchange Agreement") with Paradigm Advanced Technologies, Inc. ("Paradigm") under which the Company agreed to contribute the WorldLink assets to a new Nevada limited liability company, WorldLink USA, LLC, to be 50% owned by the Company and Paradigm but to be operated by Paradigm. In exchange for the contribution of the WorldLink assets to the LLC and the granting to Paradigm of a warrant for purchase of 12,500,000 shares of the Company's common stock at $1 per share, the Company received 7,300,000 shares of Paradigm common stock and a warrant to acquire 12,500,000 shares of Paradigm stock at $1 per share. The warrants issued and the Paradigm warrants received in the Exchange Agreement may not be exercised until after the second anniversary of the Exchange Agreement.

     The Company's investment in Paradigm common stock and warrants is reported in the accompanying balance sheet as of December 31, 2001 and 2000, at its estimated fair value at the date of the Exchange Agreement of $125,000. The Company reports its investment in Paradigm using the cost method and periodically compares the carrying value of its investment to the fair market value to determine whether a write-down is necessary.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


8.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment consists of the following at December 31, 2001 and 2000:

                                                       2001        2000
                                                    ----------  -----------
  Unproved oil and gas properties, not subject to
    amortization (successful efforts method)        $ 454,246   $2,426,839
  Machinery and equipment                             108,144      153,026
                                                    ----------  -----------

                                                      562,390    2,579,865
Less accumulated depreciation, depletion and
  amortization                                       (101,482)    (139,419)
                                                    ----------  -----------

    Net property and equipment                      $ 460,908   $2,440,446
                                                    ==========  ===========

     During the year ended December 31, 2001 substantially all of the exploration projects in which the Company is involved resulted in dry holes or were productive at an economically unacceptable level. Accordingly, during the year ended December 31, 2001, the Company recorded dry hole, abandonment and impairment charges totaling $4,990,617. During the year ended December 31, 2000 and 1999, such charges totaled $1,930,517 and $75,653, respectively.

9.   NOTES PAYABLE TO RELATED PARTIES
     --------------------------------

     Notes payable to related parties consist of the following at December 31, 2001 and 2000:

                                                          2001       2000
                                                       ----------  ---------
Notes payable to stockholders of the Company, bearing
  interest from the prime rate (4.75% at December 31,
  2001) to 20% per year, interest due monthly and
  principal due on demand.  The notes are not collat-
  eralized.                                            $ 260,338   $ 35,000

Note payable to a stockholder of the Company, bearing
  interest at the prime rate (4.75% at December 31,
  2001), interest due quarterly, principal of $9,100
  due on January 10, 2002 and $6,600 per quarter for
  each quarter thereafter until its maturity on
  October 10, 2004, when all unpaid principal and
  interest is due.  The note is not collateralized.       73,846          -

Notes payable to an affiliated company, bearing int-
  erest at 18% per year, principal and interest due
  on demand.  The notes are not collateralized.          185,242     25,000
                                                       ----------  ---------

                                                         519,426     60,000
Less current portion                                    (474,480)   (60,000)
                                                       ----------  ---------

Long-term portion of notes payable to related parties  $  44,946   $      -
                                                       ==========  =========

     Included in accrued liabilities at December 31, 2001 and 2000 is accrued interest owed to these related parties of $28,648 and $-0-, respectively.

     Future annual maturities of the notes payable to related parties as of December 31, 2001 are as follows:

YEAR ENDED
DECEMBER 31,
-------------

    2002            $474,480
    2003              26,400
    2004              18,546
                    --------

                     519,426
                    ========

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


10.   INCOME  TAXES
      -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2001, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $19,400,000 which expire in various tax years through 2021. Under the provisions of Section 382 of the Internal Revenue Code, the net operating loss carryforwards resulting from the acquisition of Mass Energy, Inc. and the ownership change in the Company when it recapitalized in 2000 could severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

     The composition of deferred tax assets and the related tax effects at December 31, 2001 and 2000 are as follows:

                                                 2001          2000
                                             ------------  ------------
  Net operating losses                       $ 6,600,594   $ 3,636,083
  Basis of property and equipment                227,430       213,589
  Allowance for doubtful accounts and notes
    receivable                                    74,966             -
  Other                                           26,945        26,945
                                             ------------  ------------

    Total deferred tax assets                  6,929,935     3,876,617

  Less valuation allowance                    (6,929,935)   (3,876,617)
                                             ------------  ------------

  Net deferred tax asset                     $         -   $         -
                                             ============  ============

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                     2001                   2000                1999
                           ---------------------  ---------------------  -------------------
                              AMOUNT        %        AMOUNT        %       AMOUNT       %
                           ------------  -------  ------------  -------  ----------  -------
  Benefit for income tax
    at federal statutory
    rate                   $(3,060,118)  (34.0%)  $(2,210,899)  (34.0%)  $(236,561)  (34.0%)
  Non-deductible expenses        6,800         -        6,146         -          -         -
  Increase in valuation
    allowance                3,053,318      34.0    2,204,753      34.0    236,561      34.0
                           ------------  -------  ------------  -------  ----------  -------

                           $         -       - %  $      -  _       - %  $    -  _       - %
                           ============  =======  ============  =======  ==========  =======

11.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     OPERATING LEASE
     ---------------

     The Company leases office space under an operating lease which expires in 2003. At December 31, 2001, the future annual lease payments required under the noncancellable operating lease are as follows:

  YEAR ENDED
 DECEMBER 31,
 -------------

     2002           $44,360
     2003            37,191
                    -------

                     81,551
                    =======


     Rent expense incurred under operating leases for the years ended December 31, 2001, 2000 and 1999 was $38,423, $15,191 and $19,900, respectively.

     EMPLOYMENT  AGREEMENT
     ---------------------

     The Company has entered into an employment agreement with its Chairman and Chief Executive Officer for a period of one year through December 31, 2002. The employment agreement provides for a salary of $10,000 per month, which the Company may defer and pay, plus accrued interest at the prime rate on amounts deferred, in the form of common stock of the Company based on 30% of the closing bid price.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


11.  COMMITMENTS AND CONTINGENCIES, CONTINUED
     ----------------------------------------

     LEGAL PROCEEDINGS
     -----------------

     During the year ended December 31, 2001, various vendors that provide services and supplies to the Company initiated legal actions to force the Company to pay past due amounts. These legal actions pertain to approximately $480,000 of the Company's accounts payable and accrued liabilities and all balances claimed by the vendors have been fully accrued at December 31, 2001.

     The Company may also be periodically subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, such legal proceedings and claims will not materially affect the financial position, results of operations or cash flows of the Company.


12.  STOCKHOLDERS'  EQUITY
     ---------------------

     PREFERRED  STOCK
     ----------------

     The Company's articles of incorporation authorize the issuance of up to 5,000,000 shares of preferred stock, with a par value of $.01 and other characteristics determined by the Company's board of directors. As of December 31, 2001 and 2000, there was no preferred stock issued or outstanding.

     COMMON  STOCK
     -------------

     During the years ended December 31, 2001, 2000 and 1999, the Company issued shares for cash under private placements of securities, for compensation to employees and consultants, for acquisition of properties, for acquisition of Mass Energy, Inc. and for conversion of debt to equity. These issuances are shown on the accompanying statement of stockholders' equity (deficit).

     Included in stock issuances for the year ended December 31, 2001 were shares issued under a Securities Purchase Agreement (the "Securities Purchase Agreement") whereby the Company issued 12,650,000 shares of restricted common stock to an escrow agent (the "Escrowed Shares") for the benefit of four investor groups in exchange for $1,300,000 in cash. The terms of the Securities Purchase Agreement required the Company to file a Registration Statement with the Securities and Exchange Commission to register the Escrowed Shares and included provisions for the issuance of four series of warrants with exercise prices to be set based on a combination of certain future events and the performance of the Company's common stock. Following is an analysis of shares and warrants issuable under the Securities Purchase Agreement.

                                MAXIMUM
                                PURCHASE   NUMBER OF     MAXIMUM NUMBER
       PURCHASER                 PRICE      SHARES        OF WARRANTS
-----------------------------  ----------  ---------  --------------------
Generation Capital Associates  $  600,000  1,600,000  3,450,000 A Warrants
                                                      3,450,000 B Warrants

STL Capital Partners, LLC         250,000    666,667  1,333,333 A Warrants
                                                      1,333,333 B Warrants

Greenwood Partners, L.P.          200,000    533,333  1,066,666 A Warrants
                                                      1,066,666 B Warrants

The Apmont Group, Inc.            250,000    550,000  1,100,000 C Warrants
                                                      1,100,000 D Warrants

Escrow Agent Fee                        -          -     75,000 A Warrants
                                                         75,000 B Warrants
                               ----------  ---------  -----------

  Total                        $1,300,000  3,350,000   14,049,998 Warrants
                               ==========  =========  ===========

     STOCK  OPTIONS
     --------------

     The Company periodically issues incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such options are approved by the Board of Directors. The exercise price of an option granted is determined by the fair market value of the stock on the date of grant.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


12.  STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. During the year ended December 31, 2001, compensation expense of $377,150 was recognized related to the issuance of stock options with a market price exceeding the exercise price on the date of grant. No compensation expense was recognized in 2000 or 1999.

     Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999 as follows:

                                  DECEMBER 31,
                       ----------------------------
                         2001      2000      1999
                       --------  --------  --------
  Dividend yield             0%        0%        0%
  Expected volatility      185%      185%      169%
  Risk free interest         5%     53.6%     48.7%
  Expected lives       3 years   3 years   3 years

     The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of proforma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life.

                                           2001           2000           1999
                                       -------------  -------------  ------------
  Net loss as reported                 $ (9,000,347)  $ (6,502,646)  $  (695,769)

  Adjustment calculated in accordance
    with SFAS 123                        (1,435,800)    (3,642,330)     (892,044)
                                       -------------  -------------  ------------

  Proforma net loss                    $(10,436,147)  $(10,144,976)  $(1,587,813)
                                       =============  =============  ============

  Loss per common share, as reported   $      (0.18)  $      (0.27)  $     (0.04)

  Proforma and diluted net loss per
    common share                       $      (0.21)  $      (0.42)  $     (0.09)

     A summary of the Company's stock option activity and related information for the years ended December 31, 2001, 2000 and 1999 follows:

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


12.  STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

                                           NUMBER OF   WEIGHTED
                                            SHARES      AVERAGE
                                             UNDER     EXERCISE
                                            OPTION       PRICE
                                          -----------  ---------
Balance outstanding at January 1, 1999             -   $       -

  Issued                                     920,000   $    0.91
  Exercised                                        -           -
  Cancelled                                        -           -
  Expired                                          -           -
                                          -----------

Balance outstanding at December 31, 1999     920,000   $    0.91
                                          -----------

  Issued                                   3,862,500   $    2.97
  Exercised                               (1,156,000)  $    0.97
  Cancelled                                 (350,000)  $    4.14
  Expired                                    (20,000)  $    3.00
                                          -----------

Balance outstanding at December 31, 2000   3,256,500   $    2.97
                                          -----------

  Issued                                   3,118,500   $    0.64
  Exercised                               (2,225,000)  $    0.52
  Cancelled                                        -           -
  Expired                                          -           -
                                          -----------

Balance outstanding at December 31, 2001   4,150,000   $    2.55
                                          ===========

     All outstanding stock options are exercisable at December 31, 2001. A summary of outstanding stock options are December 31, 2001 follows:



                                      REMAINING
NUMBER OF COMMON                     CONTRACTED
STOCK EQUIVALENTS  EXPIRATION DATE  LIFE (YEARS)  EXERCISE PRICE
-----------------  ---------------  ------------  ---------------
          350,000  November 2003             1.8  $          0.50
          230,000  November 2003             1.8             1.00
          600,000  November 2003             1.8             2.00
        1,500,000  November 2003             1.8             5.00
           40,000  December 2003             1.9             1.00
          350,000  January 2004              2.0             1.00
          370,000  February 2004             2.1             1.00
          160,000  March 2004                2.2             1.00
          100,000  April 2004                2.3             1.00
          125,000  May 2004                  2.3             1.00
          150,000  June 2004                 2.4             1.00
           75,000  July 2004                 2.5             1.00
           50,000  August 2004               2.6             1.00
           50,000  September 2004            2.7             1.00
-----------------

        4,150,000
=================

     Effective in March 2002, the Company adopted a Stock Option and Grant Plan (the "Plan") under which incentive stock options, non-qualified stock options, restricted stock, and common stock of the Company may be granted from time to time to employees and consultants of the Company. The Plan allows for grants to other individuals contributing to the success of the Company at the discretion of the Company's board of directors. The purpose of the Plan is to provide additional incentives to promote the success of the Company and to enhance the Company's ability to attract and retain the services of qualified individuals. The Company has reserved 5,000,000 shares of stock for issuance under the Plan and up to 400,000 additional shares will be reserved and available for issuance under the Plan each year beginning in 2003 and continuing until 2012.

     STOCK  WARRANTS
     ---------------

     A summary of the Company's stock warrant activity and related information for the years ended December 31, 2001, 2000 and 1999 follows::

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


12.  STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

                             NUMBER OF
                               SHARES
                               UNDER       EXERCISE       WEIGHTED
                              WARRANT       PRICE      AVERAGE PRICE
                             ----------  ------------  --------------
Warrants outstanding at
  December 31, 1999                   -  $          -  $            -

  Issued                              -  $          -  $            -
  Canceled                            -  $          -  $            -
  Exercised                           -  $          -  $            -
                             ----------

Warrants outstanding at
  December 31, 1999                   -  $          -  $            -

  Issued to Paradigm Ad-
    vanced Technologies,
    Inc.                     12,500,000  $       1.00  $         1.00
  Issued in connection with
    financing arrangement    14,049,998  $0.375-$0.50  $         0.43
  Canceled                            -  $          -  $            -
  Exercised                           -  $          -  $            -
                             ----------

Warrants outstanding at
  December 31, 2000          26,549,998  $       1.00  $         0.71

  Issued                              -  $          -  $            -
  Canceled                            -  $          -  $            -
  Exercised                           -  $          -  $            -
                             ----------

Warrants outstanding at
  December 31, 2001          26,549,998  $       1.00  $         0.71
                             ==========

     The warrants issued in connection with the financing arrangement are all exercisable for five years and include various provisions that could reduce the exercise price. The Company is currently negotiating to establish the final terms.


13.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the years ended December 31, 2001, 2000 and 1999, the Company was engaged in various transactions with related parties as follows:

          In November 2001, the Company entered into a consulting agreement with a stockholder to provide recordkeeping and other administrative services. The total compensation due under the three month agreement is $15,303, of which $10,303 was incurred and paid in 2001.

          During 2000, the Company paid health insurance costs on behalf of a company owned by a stockholder. The Company's balance sheet includes a receivable from that stockholder of $8,857 and $13,824 at December 31, 2001 and 2000, respectively, related to insurance expense paid on behalf of this related party.

          During 2000, the Company incurred a broker's fee of $25,000 to a company owned by a stockholder in connection with the Company's acquisition of Segway II Corporation (See Note 1). This amount has not been paid and is included in accounts payable at December 31, 2001 and 2000.

          In addition to the transactions and balances described above, the Company has various related party notes receivable (See Note 5) and notes payable (See Note 9) at December 31, 2001 and 2000.

14.  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

          During the years ended December 31, 2001, 2000 and 1999, the Company engaged in various non-cash financing and investing activities as follows:

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

14.  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES,  CONTINUED
     -----------------------------------------------------------

                                                                        2001       2000      1999
                                                                      --------  ----------  -------
  Common stock issued to acquire property                             $153,000  $  455,000  $74,515

  Acquisition of Mass Energy, Inc. in exchange
    for common stock, net of $494,868 of cash
    acquired                                                                 -   2,255,132        -

  Common stock issued in exchange for sub-
    scription receivable                                                16,000     685,000        -

  Debt converted to common stock                                             -   1,312,120        -


Following is an analysis of cash paid for interest and income taxes:

  Cash paid for interest                                              $      -  $        -  $     -

  Cash paid for income taxes                                                 -           -        -
