Form 10QSB
period 2002-03-31
PANGEA PETROLEUM CORP
filed 2002-05-20
CIK 1077319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                            Commission File #0-30503

                          PANGEA PETROLEUM CORPORATION
        (Exact name of small business issuer as specified in its charter)

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
Yes  [X]  No  [ ]

The number of shares outstanding of the Company's common stock as of March 31, 2002 is shown below:

Title  of  Class                                    Number of Shares Outstanding
Common Stock, par value $.001 per share             53,456,900


                    Documents Incorporated by Reference: None


5/20/2002                      Pangea 2001 10-K                           Page 1

                          PANGEA PETROLEUM CORPORATION

                                   FORM 10-QSB

                                Table of Contents

PART  I  -  FINANCIAL  INFORMATION

Item  1  -  Financial  Statements

Item  2  -  Management's  Discussion  and Analysis of Financial Condition and
            Results of Operations

PART II  -  OTHER INFORMATION

Item  2  -  Changes  in  Securities  and  Use  of  Proceeds

Item  6  -  Reports  on  Form  8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item  1.  Consolidated  Financial  Statements
The  financial  statements  of  the company are set forth beginning on page F-1.

                          PANGEA PETROLEUM CORPORATION
                                   __________



              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                          PANGEA PETROLEUM CORPORATION
                                TABLE OF CONTENTS
                                   __________


                                                                            PAGE
                                                                            ----

Unaudited Consolidated Condensed Financial Statements:

  Unaudited Consolidated Condensed Balance Sheets as of
    March 31, 2002 and December 31, 2001                                     F-3

  Unaudited Consolidated Condensed Statements of Operations
    for the three months ended March 31, 2002 and 2001                       F-4

  Unaudited Consolidated Condensed Statements of Stockholders'
    Equity for the three months ended March 31, 2002                         F-5

  Unaudited Consolidated Condensed Statements of Cash Flows
    for the three months ended March 31, 2002 and 2001                       F-6

Notes to Unaudited Consolidated Condensed Financial Statements               F-7

                          PANGEA PETROLEUM CORPORATION
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                                   __________


                                                           MARCH 31,     DECEMBER 31,
                                                             2002            2001
     ASSETS                                               (UNAUDITED)       (NOTE)
     ------                                              -------------  --------------
Current assets:
  Cash                                                   $        730   $      17,377
  Accounts receivable, net                                     14,198          14,188
  Prepaid expenses                                              1,693           1,693
                                                         -------------  --------------

    Total current assets                                       16,621          33,258
                                                         -------------  --------------

Property held for investment                                   46,642          46,642

Investment in Paradigm Advanced Technologies, Inc.            125,000         125,000

Property and equipment                                        562,390         562,390
  Less accumulated depreciation, depletion and
    amortization                                             (102,790)       (101,482)
                                                         -------------  --------------

  Net property and equipment                                  459,600         460,908
                                                         -------------  --------------

      Total assets                                       $    647,863   $     665,808
                                                         =============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                       $  1,516,745   $   1,557,590
  Accrued liabilities                                          71,937          52,716
  Notes payable to related parties                            491,580         474,480
                                                         -------------  --------------

    Total current liabilities                               2,080,262       2,084,786

Notes payable to related parties, net of current
  portion                                                      37,846          44,946
                                                         -------------  --------------

      Total liabilities                                     2,118,108       2,129,732
                                                         -------------  --------------

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock: $.001 par value; 100,000,000 shares
    authorized; 53,456,900 and 52,186,900 shares issued
    and outstanding at December 31, 2001 and 2000,
    respectively                                               53,457          52,187
  Additional paid-in capital                               14,777,361      14,717,956
  Accumulated deficit                                     (16,262,563)    (16,218,067)
                                                         -------------  --------------

                                                           (1,431,745)     (1,447,924)
  Less common stock subscriptions receivable                  (38,500)        (16,000)
                                                         -------------  --------------

      Total stockholders' deficit                          (1,470,245)     (1,463,924)
                                                         -------------  --------------

        Total liabilities and stockholders' deficit      $    647,863   $     665,808
                                                         =============  ==============


Note:  The  balance  sheet  at  December  31,  2001  has been derived from the audited financial  statements  at  that  date  but does not include all of the information and footnotes  required by generally accepted accounting principles for complete financial statements.

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                          PANGEA PETROLEUM CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   __________


                                              MARCH 31,     MARCH 31,
                                                 2002          2001
                                             ------------  ------------
Revenues:
  Sales and operating revenues               $    31,895   $         -
                                             ------------  ------------

    Total revenues                                31,895             -
                                             ------------  ------------

Costs and expenses:
  Selling, general and administrative             56,875       788,927
  Depreciation, depletion and amortization             -         1,845
  Interest expense                                19,516             -
                                             ------------  ------------

    Total costs and expenses                      76,391       790,772
                                             ------------  ------------

      Net loss                               $   (44,496)  $  (790,772)
                                             ============  ============


Basic and diluted net loss per common share  $     (0.00)  $     (0.02)
                                             ============  ============

Weighted average common shares                52,660,178    43,356,020
                                             ============  ============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                            PANGEA PETROLEUM CORPORATION
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                                     __________


                                                                                                    TOTAL
                                                      ADDITIONAL                    STOCK       STOCKHOLDERS'
                                    COMMON STOCK       PAID-IN      RETAINED     SUBSCRIPTIONS     EQUITY
                                  SHARES    AMOUNT     CAPITAL      EARNINGS      RECEIVABLE      (DEFICIT)
                                ----------  -------  -----------  -------------  -------------  -------------
Balance at December 31, 2001    52,186,900  $52,187  $14,717,956  $(16,218,067)  $    (16,000)  $ (1,463,924)

Issuance of stock for cash       1,205,000    1,205       43,870             -        (22,500)        22,575

Issuance of stock for services      65,000       65       15,535             -              -         15,600

Net loss                                 -        -            -       (44,496)             -        (44,496)
                                ----------  -------  -----------  -------------  -------------  -------------

Balance at March 31, 2002       53,456,900  $53,457  $14,777,361  $(16,262,563)  $    (38,500)  $ (1,470,245)
                                ==========  =======  ===========  =============  =============  =============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                          PANGEA PETROLEUM CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   __________


                                                          MARCH 31,    MARCH 31,
                                                            2002          2001
                                                         -----------  ------------
Cash flows from operating activities:
  Net loss                                               $  (44,496)  $  (790,772)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation expense                                      1,308         1,845
    Stock issued as compensation for services                15,600        52,364
    Issuance of compensatory stock options                        -       169,250
    Changes in operating assets and liabilities, net of
      effects of acquisition:
      Accounts receivable                                       (10)       20,505
      Accounts payable and accrued liabilities              (21,624)    1,165,118
                                                         -----------  ------------

        Net cash (used in) provided by operating
          activities                                        (49,222)      618,310
                                                         -----------  ------------

Cash flows from investing activities:
  Purchase of investment real estate                              -    (2,375,740)
                                                         -----------  ------------

        Net cash used in investing activities                     -    (2,375,740)
                                                         -----------  ------------

Cash flows from financing activities:
  Proceeds from the sale of common stock                     22,575       825,773
  Proceeds from notes payable to related parties             10,000             -
  Proceeds from the exercise of stock options                     -       712,500
                                                         -----------  ------------

         Net cash provided by financing activities           32,575     1,538,273
                                                         -----------  ------------

Net decrease in cash and cash equivalents                   (16,647)     (219,157)

Cash and cash equivalents at beginning of year               17,377       629,186
                                                         -----------  ------------

Cash and cash equivalents at end of year                 $      730   $   410,029
                                                         ===========  ============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                          PANGEA PETROLEUM CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________

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


2.   ACCOUNTING ESTIMATES
     ---------------------

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


3.   INTERIM FINANCIAL STATEMENTS
     ------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the respective full years.

     A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements included in Form 10-K for the years ended December 31, 2001 and 2000. Accordingly, the Company's audited financial statements should be read in connection with these financial statements.


4.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2001 and 2000, the Company reported net losses and negative cash flows from operations as follows:

                          PANGEA PETROLEUM CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   __________


4.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

                                                 2001          2000
                                             ------------  ------------
        Net loss                             $(9,000,347)  $(6,502,646)
        Negative cash flows from operations  $  (396,624)  $(1,573,624)

     The Company's continuing negative operating results produced a working capital deficit of $(2,051,528) at December 31, 2001 and have caused the Company to become severely delinquent on various accounts payable. Vendors have initiated legal actions against Mass Energy, Inc. to force payment of past due accounts, but Mass Energy, Inc. and the Company lack the cash resources to make such payments. Accordingly, the results of such legal actions cannot be predicted. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


5.   INCOME  TAXES
     -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of March 31, 2002, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $19,400,000 which expire in various tax years through 2022. Under the provisions of Section 382 of the Internal Revenue Code, the net operating loss carryforwards resulting from the acquisition of Mass Energy, Inc. and the ownership change in the Company when it recapitalized in 2000 could severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

                          PANGEA PETROLEUM CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   __________


5.   INCOME  TAXES,  CONTINUED
     -------------------------

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the three months ended March 31, 2002 and 2001 relates primarily to increases in the valuation allowances for deferred tax assets related to net operating losses.


6.   RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the three months ended March 31, 2002, the Company obtained proceeds under a $10,000 note payable to a related party. The note is due upon demand, bears interest at a stated rate of 10% per year and is uncollateralized. The Company has also agreed to issue the related party 100,000 shares of the Company's common stock with a fair value of $5,000 as an origination fee.


7.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

     During the three months ended March 31, 2002 and 2001, the Company engaged in various non-cash financing and investing activities as follows:

                                                     2001          2000
                                                 ------------  ------------

     Subscription receivable for issuance of
       common  stock                             $     22,500  $          -

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

GENERAL
Pangea Petroleum Corporation ("Pangea" or "Company"), a Colorado corporation, was organized on March 11, 1997, as Zip Top, Inc. On December 11, 1998, the Company changed our name to Pangea Petroleum Corporation. Pangea has one subsidiary; Mass Energy, Inc. Pangea is located at 5090 Richmond, #425, Houston, Texas 77056.


5/20/2002                      Pangea 2001 10-K                           Page 2

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. The Company's continuing negative operating results have produced a working capital deficit of $(16,262,563) at March 31, 2002 and have caused the Company's subsidiary Mass Energy, Inc. to become severely delinquent on various accounts payable. Vendors have initiated legal actions against Mass Energy, Inc. to force payment of past due accounts, but Mass Energy, Inc. lacks the cash resources to make such payments. Accordingly, the results of such legal actions cannot be predicted. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


RESULTS  OF  OPERATIONS

In the first quarter of 2002, the results of the Company oil and gas investments through its subsidiary Mass Energy have yielded revenue only $31,895. These revenues are substantially less than what the Company expected when investments were made in the Jackson County well. The first Mass Energy well in Jackson County has produced substantially less product than the Company was lead to believe by experts and the well also incurred a very substantial cost over run. Consequently, that well is now judged to be non-economic to produce. The Company is currently evaluating its investment in Mass Energy and expects to make a decision on that investment before the middle of the year. The Company's Duval County well has produced since the third quarter, however revenue from that activity is currently tied up in a legal dispute between Pangea and the operator of the well. The Company expects to prevail in this case.

COMPARISON OF QUARTER ENDED MARCH 31, 2001 TO YEAR ENDED MARCH 31, 2002.

The net loss for the quarter ended March 31, 2002 compared to March 31, 2001 is due to the lack of active drilling on the part of the subsidiary, Mass Energy. The balance sheet for the two quarters has remained consistent since most of the costs incurred by Mass Energy for their drilling in Jackson County was in the first quarter of 2001.


5/20/2002                      Pangea 2001 10-K                           Page 3

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's Mass Energy subsidiary has accounts payable of more approximately
1.3 million, Mass Energy also has notes receivables of more than $.2 million and property and equipment valued at approximately $.4 million. The receivables may not be collectable and the liquidity of Mass is in doubt. Pangea has essentially no long term debt and assets valued at more than $100,000.

2002 Outlook

The Company is liquid and intends to invest in additional oil and gas projects. The Company intends to convert current assets into cash in order to invest in projects. The investment level will be heavily dependent on securing additional capital from investors or debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management. Management also believes that the Company will prevail in the previously mentioned legal action against the operator of the Duval County well.

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


                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

Item 2. Changes in Securities

The following information sets forth certain information as of March 31, 2002, for all securities the Company sold since July 1, 2000, without registration under the Act, excluding any information "previously reported as defined in Rule 12B-2 of the Securities Exchange Act of 1934." There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

Pangea sold 1,200,000 total shares of restricted stock for a total price of $45,000 on February 1, 2002 to two accredited investors. Each accredited investor paid $22,500 each for 600,000 shares.

On February 25, 2002, Pangea issued 5,000 shares of restricted stock in consideration for the settlement of an outstanding dispute.


Item 4. Submission of Matters to a Vote of Security Holders.

None


5/20/2002                      Pangea 2001 10-K                           Page 4

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits  -  None
(b)     Reports  on  Form  8-K  --  None


5/20/2002                      Pangea 2001 10-K                           Page 5

                                   SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on May 20, 2002.

PANGEA PETROLEUM CORPORATION

By:  /s/  Charles  B.  Pollock                            Date: May 20, 2002
     -------------------------------------
     Charles  B.  Pollock,
     Chairman of the Board, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this 10-QSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:  /s/  Charles  B.  Pollock                            Date: May 20, 2002
     Charles  B.  Pollock,
     Chairman of the Board, and Chief Executive Officer


By:  /s/  AJ  Leigh,  III                                 Date: May 20, 2002
     -------------------------------------
     AJ  Leigh,  III,
     Chief  Financial  Officer


By:  /s/  Edward  R.  Skaggs                              Date: May 20, 2002
     -------------------------------------
     Edward  R.  Skaggs,  Director


5/20/2002                      Pangea 2001 10-K                           Page 6