Form 10QSB
period 2002-06-30
PANGEA PETROLEUM CORP
filed 2002-08-19
CIK 1077319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

              5850 Richmond Avenue, Suite 500, Houston, Texas 77057
               (Address of principal executive offices)(Zip Code)

                                 (713) 706-6350
                (Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

The number of shares outstanding of the Company's common stock as of June 30, 2002 is shown below:

Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 57,078,554

Documents  Incorporated  by  Reference:  None

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

Item  6  -  Reports  on  Form  8-K

SIGNATURES

                          PANGEA PETROLEUM CORPORATION
                                   __________





              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                          PANGEA PETROLEUM CORPORATION
                                TABLE OF CONTENTS
                                   __________




                                                                            PAGE
                                                                            ----
Unaudited Consolidated Condensed Financial Statements:

  Unaudited Consolidated Condensed Balance Sheets as of
    June 30, 2002 and December 31, 2001                                     F-3

  Unaudited Consolidated Condensed Statements of Operations
    for the three months and six months ended June 30, 2002
    and 2001                                                                F-4

  Unaudited Consolidated Condensed Statements of Stockholders'
    Deficit for the six months ended June 30, 2002                          F-5

  Unaudited Consolidated Condensed Statements of Cash Flows
    for the six months ended June 30, 2002 and 2001                         F-6

Notes to Unaudited Consolidated Condensed Financial Statements              F-7

                          PANGEA PETROLEUM CORPORATION
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                                   __________

                                                           JUNE 30,      DECEMBER 31,
                                                             2002            2001
     ASSETS                                               (UNAUDITED)       (NOTE)
     ------                                              -------------  --------------
Current assets:
  Cash                                                   $     56,974   $      17,377
  Accounts receivable, net                                      5,025          14,188
  Prepaid expenses                                             40,693           1,693
  Deferred income taxes                                         6,698               -
  Investments available for sale                              192,300         125,000
                                                         -------------  --------------

    Total current assets                                      301,690         158,258
                                                         -------------  --------------

Property held for investment                                        -          46,642

Property and equipment                                        563,834         562,390
  Less accumulated depreciation, depletion and
    amortization                                             (104,098)       (101,482)
                                                         -------------  --------------

  Net property and equipment                                  459,736         460,908
                                                         -------------  --------------

      Total assets                                       $    761,426   $     665,808
                                                         =============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                       $  1,486,400   $   1,557,590
  Accrued liabilities                                          68,366          52,716
  Notes payable to related parties                            322,837         474,480
                                                         -------------  --------------

    Total current liabilities                               1,877,603       2,084,786

Notes payable to related parties, net of current
  portion                                                      37,847          44,946
                                                         -------------  --------------

      Total liabilities                                     1,915,450       2,129,732
                                                         -------------  --------------

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock: $.001 par value; 100,000,000 shares
    authorized; 57,078,554 and 52,186,900 shares issued
    and 52,186,900 shares outstanding at June 30, 2002
    and December 31, 2001, respectively                        57,079          52,187
  Additional paid-in capital                               15,410,784      14,717,956
  Accumulated deficit                                     (16,570,385)    (16,218,067)
  Unrealized loss on investments available for sale           (13,002)              -
                                                         -------------  --------------

                                                           (1,115,524)     (1,447,924)
  Less common stock subscriptions receivable                  (38,500)        (16,000)
  Less treasury stock: 5,991,000 shares, at cost                    -               -
                                                         -------------  --------------

      Total stockholders' deficit                          (1,154,024)     (1,463,924)
                                                         -------------  --------------

        Total liabilities and stockholders' deficit      $    761,426   $     665,808
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

                          PANGEA PETROLEUM CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   __________

                                          THREE  MONTHS  ENDED         SIX  MONTHS  ENDED
                                                JUNE  30,                   JUNE  30,
                                           2002          2001          2002          2001
                                       ------------  ------------  ------------  ------------
Revenues:
  Sales and operating revenues         $         -   $    18,102   $    31,895   $    18,102
                                       ------------  ------------  ------------  ------------

    Total revenues                               -        18,102        31,895        18,102
                                       ------------  ------------  ------------  ------------

Costs and expenses:
  Production expenses                            -         9,870             -         9,870
  Selling, general and administrative      285,774       326,938       342,648     1,117,710
  Depreciation, depletion and
    amortization                             1,308             -         1,308             -
  Interest expense                          10,297           149        29,813           149
  Loss on sale of securities                10,444             -        10,444             -
                                       ------------  ------------  ------------  ------------

    Total costs and expenses               307,823       336,957       384,213     1,127,729
                                       ------------  ------------  ------------  ------------

      Net loss                         $  (307,823)  $  (318,855)  $  (352,318)  $(1,109,627)
                                       ============  ============  ============  ============


Basic and diluted net loss per
  common share                         $     (0.01)  $     (0.01)  $     (0.01)  $     (0.02)
                                       ============  ============  ============  ============

Weighted average common shares          56,944,708    47,577,776    54,802,443    46,313,076
                                       ============  ============  ============  ============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                          PANGEA PETROLEUM CORPORATION
                      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                   __________

                                                                                                 UNREALIZED
                                                                                                   LOSS ON          TOTAL
                                                    ADDITIONAL                     STOCK         INVESTMENTS     STOCKHOLDERS'
                                 COMMON  STOCK       PAID-IN      RETAINED     SUBSCRIPTIONS      AVAILABLE        EQUITY
                                SHARES    AMOUNT     CAPITAL      EARNINGS       RECEIVABLE       FOR SALE        (DEFICIT)
                              ----------  -------  -----------  -------------  ---------------  -------------  ---------------
Balance at December 31,
  2001                        52,186,900  $52,187  $14,717,956  $(16,218,067)  $      (16,000)  $          -   $   (1,463,924)

Net loss                               -        -            -      (352,318)               -              -         (352,318)

Other comprehensive loss-
  unrealized loss on invest-
  ments available for sale             -        -            -             -                -        (13,002)         (13,002)
                                                                                                               ---------------

  Comprehensive loss                                                                                                 (365,320)
                                                                                                               ---------------

Issuance of stock for cash     1,205,000    1,205       43,870             -          (22,500)             -           22,575

Issuance of stock for
  services                     3,686,654    3,687      230,848             -                -              -          234,535

Capital contribution under
  settlement agreement                 -        -      418,110             -                -              -          418,110
                              ----------  -------  -----------  -------------  ---------------  -------------  ---------------

Balance at June 30, 2002      57,078,554  $57,079  $15,410,784  $(16,570,385)  $      (38,500)  $    (13,002)  $   (1,154,024)
                              ==========  =======  ===========  =============  ===============  =============  ===============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                          PANGEA PETROLEUM CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   __________


                                                       JUNE 30,     JUNE 30,
                                                         2002         2001
                                                      ----------  ------------
Cash flows from operating activities:
  Net loss                                            $(352,318)  $(1,109,627)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities         (215,128)    1,600,346
                                                      ----------  ------------

        Net cash provided by (used in) operating
          activities                                   (137,590)      490,719
                                                      ----------  ------------

Cash flows from investing activities:
  Purchase of investment real estate                          -    (2,918,834)
  Purchase of equipment                                  (1,444)            -
  Purchase of trading securities                              -       (12,000)
  Proceeds from sale of securities                       54,556             -
  Proceeds from disposal of assets under settlement
    agreement                                            75,000             -
  Increase in notes receivable from related parties           -      (107,267)
                                                      ----------  ------------

        Net cash provided by (used in) investing
          activities                                    128,112    (3,038,101)
                                                      ----------  ------------

Cash flows from financing activities:
  Proceeds from the sale of common stock                 22,575       903,064
  Proceeds from notes payable to related parties         26,500       135,242
  Proceeds from the exercise of stock options                 -       887,500
                                                      ----------  ------------

         Net cash provided by financing activities       49,075     1,925,806
                                                      ----------  ------------

Net increase (decrease) in cash and cash equivalents     39,597      (621,576)

Cash and cash equivalents at beginning of period         17,377       629,186
                                                      ----------  ------------

Cash and cash equivalents at end of period            $  56,974   $     7,610
                                                      ==========  ============


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


     The Company's continuing negative operating results produced a working capital deficit of $(2,051,528) at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Additionally, the Company's wholly owned subsidiary, Mass Energy, Inc. has become severely delinquent on various accounts payable. Vendors have initiated legal actions against Mass Energy, Inc. to force payment of past due accounts, but Mass Energy, Inc. and the Company lack the cash resources to make such payments. Accordingly, the results of such legal actions cannot be predicted.

     The Company's strategic plan for dealing with its cash flow problems is currently being developed, but may include additional private placements of the Company's common stock, the abandonment of unprofitable projects and the exchange of common stock for settlement of vendor accounts. During the quarter ended June 30, 2002, the Company entered into a settlement agreement that significantly reduced its current liabilities (See Note 8). There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to overcome current liquidity problems.

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


5.   INCOME  TAXES
     -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of June 30, 2002, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $19,700,000 which expire in various tax years through 2022. Under the provisions of Section 382 of the Internal Revenue Code, the net operating loss carryforwards resulting from the acquisition of Mass Energy, Inc. and the ownership change in the Company when it recapitalized in 2000 could severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

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


6.   RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the six months ended June 30, 2002, the Company obtained proceeds under notes payable to a related party totaling $26,000. The notes are due upon demand, bear interest at a stated rate of 10% per year and are uncollateralized. The Company has also agreed to issue the related party 100,000 shares of the Company's common stock with a fair value of $5,000 as an origination fee.


7.   COMMON  STOCK
     -------------

     During the six months ended June 30, 2002, the Company issued 3,686,854 shares of its common stock in exchange for services. These shares were issued to various employees and consultants and resulted in compensation expense of $195,535 during the six months ended June 30, 2002 and prepaid compensation of $39,000 at June 30, 2002. The compensation expense is presented in selling, general and administrative expenses in the accompanying statement of operations.

8.   SETTLEMENT  AGREEMENT
     ---------------------

     During the quarter ended June 30, 2002, the Company entered into a settlement agreement with various related parties to settle debt obligations and position the Company in a more favorable cash flow position. Under the Settlement Agreement, the Company ultimately gave up 100% of the outstanding common stock of a wholly owned subsidiary, Pangea Services, Inc. in exchange for: (i) the settlement of certain accounts and notes payable totaling approximately $500,000; (ii) the return of 5,991,000 shares of its common stock to treasury; (iii) the receipt of 900,000 shares of Consolidated Medical Management, Inc.; and (iv) the receipt of $75,000 in cash. The primary assets of Pangea Services, Inc. that were given up in the settlement were: (i) 475,000 Class A membership units of Worldlink USA, LLC, (an investment previously written off by the Company); (ii) 200,000 warrants to purchase shares of Paradigm Advanced Technologies, Inc. at a price of $1.00 per share; and (iii) certain real estate held for investment of $46,642. The Company recognized no gain or loss on the transaction but recognized a capital contribution of $418,110.


9.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

     During the six months ended June 30, 2002 and 2001, the Company engaged in various non-cash financing and investing activities as follows:

                                               2002     2001
                                              -------  -------
     Subscription receivable for issuance of
       common stock                           $22,500  $     -

     Acquisition of oil and gas properties
       through the issuance of common stock         -   60,000

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

GENERAL
Pangea Petroleum Corporation ("Pangea" or "Company"), a Colorado corporation, was organized on March 11, 1997, as Zip Top, Inc. On December 11, 1998, the Company changed its name to Pangea Petroleum Corporation. Pangea has two subsidiaries; Mass Energy, Inc. and Enatomy. Pangea is located at 5850 Richmond, Suite 500, Houston, Texas 77057.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders, loans from Company officers and new investors to provide the cash resources to sustain its operations. The Company's continuing negative operating results have produced a working capital deficit of approximately $(1,576,000) at June 30, 2002. These factors raise substantial doubts about the Company's ability to continue as a going concern.

In addition, the Company's subsidiary, Mass Energy has no operations and no revenue. Additionally, cost overruns on a project and other expenses have caused Mass Energy to become severely delinquent on various accounts payable. Vendors have initiated legal actions against Mass Energy to force payment of past due accounts, but Mass Energy lacks the cash resources to make such payments. Accordingly, the results of such legal actions cannot be predicted.

The Company's strategic plan for dealing with its cash flow problems is currently being developed, but may include additional private placements of the Company's common stock and the abandonment of unprofitable projects. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to overcome current liquidity problems.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

     - The Company's ability to obtain adequate sources of outside financing to allow the Company to continue forward with current exploration efforts.
     - The Company's ability to locate, prove and produce from economically viable oil and gas reserves.
     - The Company's ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

RESULTS  OF  OPERATIONS

In the second quarter of 2002, the Company had no revenue. Pangea's Duval County well has produced since the third quarter of 2001, however revenue from that activity is currently tied up in a legal dispute between Pangea and the operator of the well. The Company expects to prevail in this case. Pangea resolved a dispute arising out of their sale of a subsidiary, WorldLink, USA in 2000. As part of this settlement, Pangea received cash, securities and eliminated all debt, other than to insiders. This settlement reflects the increased asset position reflected on the balance sheet.

Pangea enhanced their management team with the addition of Mark Weller as a board member and President. Mr. Weller has over thirty years of experience in the energy industry. The company also created an advisory board to review all projects and has outsourced all other administrative functions in order to minimize overhead.

Mass Energy has ceased all operations and does not currently have any employees. Mass Energy incurred significant cost overruns within their Jackson County well and the production from this well was significantly less than what was expected when investments were made in it. Consequently, since the well has been judged to be non-economic to produce, the company does not have the assets to continue operations.

COMPARISON OF QUARTER ENDED JUNE 30, 2001 TO QUARTER ENDED JUNE 30, 2002.

The reduction in the net loss of $(307,823) for the quarter ended June 30, 2002 compared to $(318,855) for the quarter ended June 30, 2001 is due to Pangea's settlement related to the sale of the Company's WorldLink, USA subsidiary combined with no operational activity. The company incurred some expenses as part of this transaction and as part of the evaluation of energy prospects in which they anticipate investing. Additionally the Company's subsidiary, Mass Energy has ceased all operations and currently has no employees. The lack of activity in Mass Energy is also reflected in the lack of sales and operating revenue for the three months ended June 30, 2002 compared to June 30, 2001.

COMPARISON  OF SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30, 2002.

The net loss of $(352,318) for the six months ended June 30, 2002 compared to a net loss of $(1,109,627) for the six months ended June 30, 2001 is attributable to the lack of drilling activity for the six months ended June 30, 2002. Additionally, the net increase in cash and cash equivalents is attributable to the settlement related to the sale of the WorldLink, USA transaction. This transaction eliminated approximately $200,000 in notes payables. Additionally, the Company obtained $75,000 in cash and other marketable securities as part of this transaction.

LIQUIDITY  AND  CAPITAL  RESOURCES

Pangea  Petroleum  Corporation
------------------------------

Pangea received assets as part of a settlement from the sale of their subsidiary, WorldLink USA in 2000. These assets are sufficient to continue operations through the end of 2002 and for strategic investments in energy projects. The Company created an advisory board to evaluate and assess energy prospects and anticipated an investment in the third quarter of 2002.

Mass  Energy
------------

Mass Energy has accounts payable of more approximately 1.3 million, Mass Energy also has notes receivables of more than $.2 million and property and equipment valued at approximately $.4 million. The receivables may not be collectable and the liquidity of Mass is in doubt.

2002  OUTLOOK

The Company is liquid and intends to invest in additional oil and gas projects. The Company intends to convert current assets into cash in order to invest in projects. The investment level will be dependent on securing additional capital from investors or debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management. Management also believes that the Company will prevail in the previously mentioned legal action against the operator of the Duval County well.

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

                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM  2.  CHANGES  IN  SECURITIES

The following information sets forth certain information for all securities the Company issued from April 1, 2002 through June 30, 2002, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.

A total of 2,899,654 shares were issued as compensation to officers and directors, 60,000 shares to members of the Advisory Council Board and 500,000 shares for consulting services.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits - 99.1  Certification  of  Officer
(b)  Reports  on  Form  8-K -- None



                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on August 19, 2002.

PANGEA  PETROLEUM  CORPORATION

By:  /s/  Charles  B.  Pollock                            Date:  August 19, 2002
     -------------------------------------
     Charles  B.  Pollock,
     Chairman of the Board, and Chief Executive Officer,
     Acting  Chief  Accounting  Officer