Form 10QSB
period 2002-09-30
PANGEA PETROLEUM CORP
filed 2002-11-14
CIK 1077319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

The number of shares outstanding of the Company's common stock as of September 30, 2002 is shown below:

Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 58,483,134

Documents Incorporated by Reference: None

                          PANGEA PETROLEUM CORPORATION
                                   FORM 10-QSB

                                Table of Contents

PART  I  -  FINANCIAL  INFORMATION

Item  1  -  Financial  Statements

Item  2  -  Management's  Discussion  and Analysis of Financial Condition and
            Results of Operations

Item  3  -  Item 307 of Regulation S-B


PART II  -  OTHER INFORMATION

Item  2  -  Changes  in  Securities  and  Use  of  Proceeds

Item  6  -  Reports  on  Form  8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of the company are set forth beginning on page F-1.




                          PANGEA PETROLEUM CORPORATION
                                   __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                          PANGEA PETROLEUM CORPORATION
                                TABLE OF CONTENTS
                                   __________


                                                                         PAGE
                                                                         ----

Unaudited Consolidated Condensed Financial Statements:

  Unaudited Consolidated Condensed Balance Sheet as of
    September 30, 2002 and December 31, 2001                              F-3

  Unaudited Consolidated Condensed Statement of Operations
    for the three and nine months ended September 30, 2002
    and 2001                                                              F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
    Deficit for the nine months ended September 30, 2002                  F-5

  Unaudited Consolidated Condensed Statement of Cash Flows
    for the nine months ended September 30, 2002 and 2001                 F-6

Notes to Unaudited Consolidated Condensed Financial Statements            F-7

                                        PANGEA PETROLEUM CORPORATION
                               UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                                                 __________


                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                               2002          2001
     ASSETS                                                                (UNAUDITED)      (NOTE)
     ------                                                              --------------  -------------
Current assets:
  Cash                                                                   $      36,739   $     17,377
  Accounts receivable, net                                                       4,961         14,188
  Prepaid expenses                                                              21,317          1,693
  Investments available for sale                                               124,000        125,000
                                                                         --------------  -------------

    Total current assets                                                       187,017        158,258
                                                                         --------------  -------------

Property held for investment                                                         -         46,642

Property and equipment                                                         563,834        562,390
  Less accumulated depreciation, depletion and
    amortization                                                              (104,098)      (101,482)
                                                                         --------------  -------------

  Net property and equipment                                                   459,736        460,908
                                                                         --------------  -------------

      Total assets                                                       $     646,753   $    665,808
                                                                         ==============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                                       $   1,482,097   $  1,557,590
  Accrued liabilities                                                           75,434         52,716
  Notes payable to related parties                                             333,038        474,480
                                                                         --------------  -------------

    Total current liabilities                                                1,890,569      2,084,786

Notes payable to related parties, net of current
  portion                                                                       27,646         44,946
                                                                         --------------  -------------

      Total liabilities                                                      1,918,215      2,129,732
                                                                         --------------  -------------

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock: $.001 par value; 100,000,000 shares
    authorized; 58,483,134 and 52,186,900 shares issued
    and outstanding at September 30, 2002 and December
    31, 2001, respectively                                                      58,484         52,187
  Additional paid-in capital                                                15,400,175     14,717,956
  Subscriptions receivable                                                     (38,500)       (16,000)
  Accumulated deficit                                                      (16,691,621)   (16,218,067)
                                                                         --------------  -------------

      Total stockholders' deficit                                           (1,271,462)    (1,463,924)
                                                                         --------------  -------------

      Total liabilities and stockholders' deficit                        $     646,753   $    665,808
                                                                         ==============  =============

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                 PANGEA PETROLEUM CORPORATION
                   UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                          __________


                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                           2002          2001          2002          2001
                                       ------------  ------------  ------------  ------------
Revenues:
  Sales and operating revenues         $         -   $     9,869   $    31,895   $    27,871
                                       ------------  ------------  ------------  ------------

    Total revenues                               -         9,869        31,895        27,871
                                       ------------  ------------  ------------  ------------

Costs and expenses:
  Production expenses                            -        59,470             -        69,340
  Selling, general and administrative       65,849       847,541       408,497     1,965,151
  Depreciation, depletion and
    amortization                                 -             -         1,308             -
  Interest expense                           6,985            46        36,798           195
  Loss on sale of securities                48,402             -        58,846             -
                                       ------------  ------------  ------------  ------------

    Total costs and expenses               121,236       907,057       505,449     2,034,686
                                       ------------  ------------  ------------  ------------

      Net loss                         $  (121,236)  $  (897,188)  $  (473,554)  $(2,006,815)
                                       ============  ============  ============  ============


Basic and diluted net loss per
  common share                         $     (0.00)  $     (0.02)  $     (0.01)  $     (0.04)
                                       ============  ============  ============  ============

Weighted average common shares          57,291,602    50,354,160    54,665,706    50,206,203
                                       ============  ============  ============  ============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                                PANGEA PETROLEUM CORPORATION
                            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                         __________


                                         STOCKHOLDERS'       ADDITIONAL                         STOCK           TOTAL
                                         COMMONSTOCK          PAID-IN          RETAINED      SUBSCRIPTIONS      EQUITY
                                      SHARES      AMOUNT      CAPITAL          EARNINGS       RECEIVABLE      (DEFICIT)
                                    -----------  --------  --------------  -------------  ---------------  ------------
Balance at December 31, 2001        52,186,900   $52,187   $   14,717,956  $(16,218,067)  $      (16,000)  $(1,463,924)

Issuance of stock for cash           1,205,000     1,205           43,870             -          (22,500)       22,575

Issuance of stock for services       5,116,234     5,117          245,214             -                -       250,331

Capital contribution under settle-
  ment agreement                             -         -          418,110             -                -       418,110

Return and cancellation of common
  stock                                (25,000)      (25)         (24,975)            -                -       (25,000)

Net loss                                     -         -                -      (473,554)               -      (473,554)
                                    -----------  --------  --------------  -------------  ---------------  ------------

Balance at September 30, 2002       58,483,134   $58,484   $   15,400,175  $(16,691,621)  $      (38,500)  $(1,271,462)
                                    ===========  ========  ==============  =============  ===============  ============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                             PANGEA PETROLEUM CORPORATION
               UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                      __________


                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                           2002             2001
                                                      ---------------  ---------------
Cash flows from operating activities:
  Net loss                                            $     (473,554)  $   (2,006,815)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities               276,131        2,409,023
                                                      ---------------  ---------------

        Net cash provided by (used in) operating
          activities                                        (197,423)         402,208
                                                      ---------------  ---------------

Cash flows from investing activities:
  Purchase of investment real estate                               -       (2,956,275)
  Purchase of equipment                                       (1,444)               -
  Proceeds from sale of securities                            94,154                -
  Proceeds from disposal of assets under settlement
    agreement                                                 75,000                -
  Increase in notes receivable from related parties                -          (26,286)
                                                      ---------------  ---------------

        Net cash provided by (used in) investing
          activities                                         167,710       (2,982,561)
                                                      ---------------  ---------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                           -          903,064
  Proceeds from the sale of common stock                      22,575                -
  Proceeds from notes payable to related parties              26,500          135,242
  Proceeds from the exercise of stock options                      -          923,746
                                                      ---------------  ---------------

         Net cash provided by financing activities            49,075        1,962,052
                                                      ---------------  ---------------

Net increase (decrease) in cash and cash equivalents          19,362         (618,301)

Cash and cash equivalents at beginning of period              17,377          629,186
                                                      ---------------  ---------------

Cash and cash equivalents at end of period            $       36,739   $       10,885
                                                      ===============  ===============

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

                          PANGEA PETROLEUM CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
     ----------------------------------------------------

     ORGANIZATION
     ------------

     Pangea Petroleum Corporation (the "Company"), is a Colorado corporation engaged in oil and gas exploration and development. The Company was originally incorporated in 1997 as Zip Top, Inc. and subsequently adopted a name change to Pangea Petroleum Corporation. On April 26, 2000, the Company was recapitalized when the Company acquired the non-operating public shell, Segway II Corporation. Segway II Corporation had no significant assets or liabilities at the date of acquisition and, accordingly, the transaction was accounted for as a recapitalization. In October 2000 the Company acquired all the common stock of Mass Energy, Inc.


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


3.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the respective full years.

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

     The Company's continuing negative operating results produced a working capital deficit of $(2,051,528) at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Additionally, the Company's wholly owned subsidiary, Mass Energy, Inc. has become severely delinquent on various accounts payable. Vendors have initiated legal actions against Mass Energy, Inc. to force payment of past due accounts, but Mass Energy, Inc.'s lack the cash resources to make such payments. Accordingly, the results of such legal actions cannot be predicted.

     The Company's strategic plan for dealing with its cash flow problems is currently being developed, but may include additional private placements of the Company's common stock, the abandonment of unprofitable projects and the exchange of common stock for settlement of vendor accounts. During the quarter ended June 30, 2002, the Company entered into a settlement agreement that significantly reduced its current liabilities (See Note 7). There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to overcome current liquidity problems.

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


5.   INCOME  TAXES
     -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of September 30, 2002, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $12,667,134 which expire in various tax years through 2022. Under the provisions of Section 382 of the Internal Revenue Code, the net operating loss carryforwards resulting from the acquisition of Mass Energy, Inc. and the ownership change in the Company when it recapitalized in 2000 could severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

                          PANGEA PETROLEUM CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   __________


5.   INCOME  TAXES,  CONTINUED
     -------------------------

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the six months ended June 30, 2002 and 2001 relates primarily to increases in the valuation allowances for deferred tax assets related to net operating losses.


6.   RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the nine months ended September 30, 2002, the Company obtained proceeds under notes payable to a related party totaling $26,500. The notes are due upon demand, bear interest at a stated rate of 10% per year and are uncollateralized.


7.   COMMON  STOCK
     -------------

     During the nine months ended September 30, 2002, the Company issued 5,116,234 shares of its common stock in exchange for services. These shares were issued to various employees and consultants and resulted in compensation expense of $205,107 during the nine months ended September 30, 2002 and prepaid compensation of $19,624 at September 30, 2002. The compensation expense is presented in selling, general and administrative expenses in the accompanying statement of operations.


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


9.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

     During the nine months ended September 30, 2002 and 2001, the Company engaged in various non-cash financing and investing activities as follows:

                                                               2002      2001
                                                             --------  -------
     Subscription  receivable  for  issuance  of
       common  stock                                         $ 22,500  $     -

     Acquisition  of  oil  and  gas  properties
       through  the  issuance  of  common  stock                    -   60,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2001. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

GENERAL

Pangea Petroleum Corporation ("Pangea" or "Company"), a Colorado corporation, was organized on March 11, 1997, as Zip Top, Inc. On December 11, 1998, the Company changed its name to Pangea Petroleum Corporation. Pangea has two subsidiaries: Mass Energy, Inc. and eNatomy. Pangea is located at 5850 San Felipe, Suite 500, Houston, Texas 77057.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on loans from existing stockholders and loans from Company officers and new investors to provide the cash resources to sustain its operations. The Company's continuing negative operating results have produced a working capital deficit of approximately $(1,703,000) and a stockholders' deficit of approximately ($1,271,000) at September 30, 2002. Based on these factors, our auditors issued a qualified opinion at December 31, 2001 that reflects significant doubt about the Company's ability to continue as a going concern.

The Company's strategic plan for dealing with its cash flow problems is currently being developed, but it may include additional private placements of the Company's common stock and the abandonment of unprofitable projects. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to overcome current liquidity problems.

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

RESULTS OF OPERATIONS

During the third quarter of 2002, the Company had no revenue. Pangea's Duval County well has been producing since the third quarter of 2001; however, revenue from that activity is currently tied up in a legal dispute between Pangea and the operator of the well. The Company expects to prevail in this case. One of the company's subsidiary's, Mass Energy, ceased all operations and currently has no employees.

Pangea is in a development stage and will continue to incur costs as the Company evaluates investment opportunities in the energy industry. The Company has relied on key stockholders and officers to bear the substantial costs that are involved in positioning Pangea to commence commercial operations. Pangea expects to continue to incur losses and face cash flow problems for a period that could extend for several years.

Management believes that the Company will need to raise cash of at least $20,000 to continue operations through the end of 2002.

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2001 TO QUARTER ENDED SEPTEMBER 30, 2002.

The reduction in the net loss of $(121,236) for the quarter ended September 30, 2002 compared to $(897,188) for the quarter ended September 30, 2001 is due to the inactivity of the Pangea's subsidiaries, eNatomy and Mass Energy. The Company's subsidiary, Mass Energy, has ceased all operations and currently has no employees. The lack of activity in Mass Energy is also reflected in the lack of sales and operating revenue for the three months ended September 30, 2002 compared to September 30, 2001.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2002.

The net loss of $(473,554) for the nine months ended September 30, 2002 compared to a net loss of $(2,006,815) for the nine months ended September 30, 2001 is attributable to the lack of drilling activity for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2001, we experienced negative financial results that have continued during the three months ended September 30, 2002 as follows:

                      THREE MONTHS         YEAR
                          ENDED           ENDED
                      SEPTEMBER 31,    DECEMBER 31,
                          2002             2001
                     ---------------  --------------
Net loss             $     (121,236)   $(9,000,347)*

Accumulated deficit     (16,691,621)   (16,218,067)

* The net loss for the three months ended September 31, 2001 was 897,188.


In addition to its negative financial results, Pangea has significant accrued liabilities, accounts payable and obligation to stockholders for expenses paid on behalf of the Company.

As a development stage company, Pangea has not generated any revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

2002 OUTLOOK

The Company intends to invest in additional oil and gas projects. The Company expects to convert current assets into cash in order to invest in projects. The investment level will also be dependent on securing additional capital from investors or debt financing. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management. Management also believes that the Company will prevail in the legal action against the operator of the Duval County well.

The Company is attempting to finalize several projects which would generate revenues, if successful. The Company's long-term viability as a going concern is dependent on successfully developing new projects and certain key factors as follows:

     - The ability of the Company to fund a sufficient quantity of energy prospects to have a reasonable chance of success that one or more will establish a revenue base.

     - The Company's ability to obtain adequate sources of funding to implement its business strategy. These must be on terms that are acceptable to the Company and existing stockholders and that do not result in substantial dilution to existing stockholders.

     - The ability of the Company to ultimately continue to identify viable investment prospects that can be obtained at a fair value. There is no assurance that projects will be available or that projects obtained will be successful based on the historical risk associated with oil and gas projects.

As a result of the liquidity issues facing the Company, the Company's independent accountant included an emphasis paragraph in the report for the quarter ended September 30, 2002 that addresses the substantial doubt as to the Company's ability to continue as a going concern.

FORWARD-LOOKING INFORMATION-GENERAL

The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, its dependence on certain key personnel within the Company, and its ability to raise additional capital. The Company's ability to generate long-term value for the common stockholder is dependent upon the acquisition of profitable energy prospects. There are many companies participating in the oil and gas industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow. The Company believes that it will be able to compete in this environment and will be able to find attractive investments; however, it is not possible to predict competition or the effect this will have on the Company's operations. The Company's operations are also significantly affected by factors, which are outside the control of the Company, including the prices of oil and natural gas, environmental and governmental regulations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Charles B. Pollock, our Chief Executive Officer and Acting Chief Accounting Officer, has concluded that our disclosure controls and procedures are
appropriate and effective.   He has evaluated these controls and procedures as
of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM 2. CHANGES IN SECURITIES

The following information sets forth certain information for all securities the Company issued from July 1, 2002 through September 30, 2002, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.

A total of 1,429,580 shares were issued as compensation to officers and directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on November 14, 2002.

PANGEA PETROLEUM CORPORATION


By:  /s/  Charles  B.  Pollock                          Date:  November 14, 2002
     -------------------------------------
     Charles  B.  Pollock,
     Chairman of the Board, and Chief Executive Officer,
     Acting Chief Accounting Officer

CERTIFICATIONS

I, Charles B. Pollock, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pangea Petroleum Corporation, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Charles B. Pollock
----------------------
Charles B. Pollock
Chief Executive Officer

I, Charles B. Pollock, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pangea Petroleum Corporation, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Charles B. Pollock
----------------------
Charles B. Pollock
Chief Executive Officer

Acting Chief Accounting Officer

Certification of Chief Executive Officer and Acting Chief Accounting Officer of
-------------------------------------------------------------------------------
Pangea Petroleum Corporation pursuant to Section 906 of the Sarbanes-Oxley Act
------------------------------------------------------------------------------
of 1992 and Section 1350 of 18 U.S.C. 63.
----------------------------------------

I, Charles B. Pollock, the Chief Executive Officer and Acting Chief Accounting Officer of Pangea Petroleum Corporation hereby certify that to my knowledge, Pangea Petroleum Corporation's periodic report on Form 10-QSB for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Pangea Petroleum Corporation.

Date:   November 14, 2002               /s/  Charles B. Pollock
                                             ------------------
                                             Charles B. Pollock,
                                             Chief Executive Officer
                                             Pangea Petroleum Corporation



Certification of Chief Executive Officer and Acting Chief Accounting Officer of
-------------------------------------------------------------------------------
Pangea Petroleum Corporation pursuant to Section 906 of the Sarbanes-Oxley Act
------------------------------------------------------------------------------
of 1992 and Section 1350 of 18 U.S.C. 63.
----------------------------------------

I, Charles B. Pollock, the Chief Executive Officer and Acting Chief Accounting Officer of Pangea Petroleum Corporation hereby certify that to my knowledge, Pangea Petroleum Corporation's periodic report on Form 10-QSB for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Pangea Petroleum Corporation.

Date:   November 14, 2002              /s/  Charles B. Pollock
                                            ------------------
                                            Charles B. Pollock,
                                            Acting Chief Accounting Officer of
                                            Pangea Petroleum Corporation