Form 10KSB
period 2002-12-31
PANGEA PETROLEUM CORP
filed 2003-04-15
CIK 1077319

UNITED STATES SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              For Fiscal Year Ended
                                December 31, 2002

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

                5850 San Felipe, Suite 500, Houston, Texas 77057
               (Address of principal executive offices)(Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10KSB [ ]

Revenues for year ended December 31, 2002: $31,895. Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 8, 2003 was $539,120.12. Number of shares of the registrant's common stock outstanding as of April 8, 2003 was 78,305,915.

                                TABLE OF CONTENTS

                                                                            PAGE


                                     PART I

Item 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . .      3
Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . .      8
Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .      8
Item 4. Submission of Matters to a Vote of Security Holders. . . . . .      8
Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . .      9


                                    PART II

Item 6. Management's Discussion and Analysis of Financial Condition
        and Results of Operations. . . . . . . . . . . . . . . . . . .     10
Item 7. Financial Statements . . . . . . . . . . . . . . . . . . . . .     14
Item 8. Changes in and Disagreements With Accountants on Accounting
        and Financial Disclosure . . . . . . . . . . . . . . . . . . .     14

                                    PART III

Item 9. Directors and Executive Officers of the Registrant . . . . . .     15
Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . .     17
Item 11. Security Ownership of Certain Beneficial Owners and
        Management 18
Item 12. Certain Relationships and Related Transactions. . . . . . . .     19
Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .     20
Item 14 Controls and Procedures. . . . . . . . . . . . . . . . . . . .     20

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION ABOUT PANGEA

Pangea Petroleum Corporation is a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol "PAPO". We are an independent Energy Company focused on exploration and development of oil and natural gas reserves. Pangea's core business is the development of oil and gas prospects in proven onshore production areas. The Company directs essentially all of it resources on revenue producing activities by keeping its overhead at a minimum level through the retention of carefully selected, highly qualified consultants, contractors and service companies.

Pangea will create shareholder value by using capital and proven technology to exploit energy prospects that are of minor interest to larger companies due to their size and location. The Company will invest in projects at different levels of participation, generally as a minority owner, such that daily operating responsibility is in the hands of experienced, high quality partners and or contractors. Producing properties may be resold as appropriate to establish and maintain optimum asset value.

Pangea has been actively evaluating prospects for investment. During 2002 project developers brought Pangea prospects for review in Texas, Kansas, Oklahoma, California, and Michigan. Pangea reviewed and conducted an initial evaluation on each prospect centered on the quality of the geologic data and the performance of offset or similar wells in the given areas. If those factors were favorable then the economics, including prospect fees, land or lease acquisition and projected drilling and completion cost were developed and reviewed. Finally the prospects were subjected to a risked evaluation of potential production and price scenarios.

A total of 14 prospects were evaluated in 2002. Of those, 8 were carried to the risk analysis phase and 2 are still in early phases. All 10 are in Texas. Those 10 prospects were actively negotiated with the project developers to determine if 100% of the investors necessary to move the prospect to the drilling phase could be recruited and if appropriate operating agreements could be developed. In 2003 two of these projects were successfully moved to investment, two projects were dropped and six projects are still pending. The two projects moved to investment are in Panola and Liberty counties in Texas and are described in Part II.

PANGEA PETROLEUM ORGANIZATION

We are a Colorado corporation incorporated on March 11, 1997 under the name Zip Top, Inc. On December 11, 1998, we changed our name to Pangea Petroleum Corporation. Pangea acquired a subsidiary, Mass Energy, in October of 2000. In October 2002, the Company sold its interest in Mass Energy, Inc. to an unrelated third party. The transaction was at arms length and the terms were negotiated between the parties.


BUSINESS STRATEGY

Revenue potential and asset enhancement will be the guiding principal for all our investments. Projects will be selected and developed in a manner that will minimize capital required and maximize the utilization of existing production and collection infrastructure and geologic data. We will try to minimize risk by drilling in known areas and producing other reserves made available by work-overs and other established techniques. Revenue streams will be enhanced by the careful selection and priorization of projects.

The first focus in our business plan is participation in a significant number of attractive energy investments that will continue to be available for purchase using appropriate technology available through service companies and consultants to develop these properties. The assumption is that a mix of investments will support a predictable, growing revenue stream from product sales and augmented by income from the sale of enhanced productive properties.

The second focus for value creation will be the enhanced asset value realized from the development of the under-utilized reserves acquired by purchase from larger companies. These reserves can frequently be successfully produced for a number of years by low overhead operators such as Pangea.

The final focus will be the formation of strategic alliances and partnerships that will enable Pangea to play a greater role in the development of older reserves than it could achieve on its own. These partnerships might take the form of jointly owned reserves, production sharing agreements with service companies in return for production guarantees, or some combination of these and other shared business arrangements. Pangea's organization will fully utilize strategic marketing to fully implement its business plan. Pangea intends to become a significant participant in select market niches in the energy industry. The niches include the development of under producing oil and natural gas reserves with capital and technology, the resale of improved and re-packaged producing properties and participation in the final production stage and disposition of select projects. We will create value for our shareholders by leading the market in our niches and maintaining a strong financial base.

RISK FACTORS

GOING CONCERN RISK

We have had and could have losses, deficits and deficiencies in liquidity that could impair our ability to continue as a going concern. In Audit Report Note # 2, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2002 and 2001, the Company reported net losses of $1,082,920 and $9,000,347, respectively, and negative cash flows from operations of $223,963 and $1,396,624 respectively.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

     - The Company's ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

     - The Company's ability to locate, prove and produce from economically viable oil and gas reserves.

     - The Company's ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.


IMPLEMENTATION OF BUSINESS STRATEGY DEPENDENT ON ADDITIONAL FINANCING

We must obtain financing to fund the expansion of our operations and to meet our obligations as they become due. Any additional debt or equity financing may be dilutive to the interests of our stockholders. Such outside financing must be provided from the sale of equity or third party financing. Further, the sale of equity securities will dilute our existing stockholders' interests, and borrowings from third parties could result in our assets being pledged as collateral. Loan terms, which would increase our debt service requirements, could restrict our operations. There is no assurance that we can obtain financing on favorable terms.

INDUSTRY

The petroleum industry is a global industry that is fundamental to all economic activity. It is composed of the down stream sector (refining, marketing, products and derivatives) and the upstream sector that is focused on finding and producing crude oil and natural gas. Oil and natural gas are commodities are found throughout the world and they have been produced in increasing quantities since the mid 19th century. The exploration, production and transportation of these materials in the modern era generate an enormous appetite for capital because quantities sufficient to fuel the world's economic machine are rapidly becoming more difficult to find and expensive to produce. Consequently, a few global corporations and state energy companies dominate the industry. These companies tend to concentrate their investments on very large prospects and to quickly abandon less productive, older reserves.

The production technology in the petroleum industry has improved tremendously in recent years, however commercial quantities of oil and gas are frequently left in place when fields are abandoned. This fact is particularly true in older reservoirs that were abandoned before modern technologies were available. Additionally, the economic level of interest varies with company size. A small company such as Pangea can successfully exploit a field that is not of interest to a major oil and gas company.

Mature energy provinces such as the United States have many productive fields with production and collection infrastructure in place that can be purchased. The infrastructure represents a significant savings in investment required for production to continue. These fields offer investment potential for those companies willing to commit capital and appropriate technology. The technology is readily available from consultants, service companies, and other groups established to support the petroleum production sector.

This plan will target the petroleum niche composed of fields with established reserves that require capital and/or technology in order to develop, enhance or restore production.

JOINT OPERATIONS WITH OTHERS; NON-OPERATOR STATUS

Pangea owns less than 100% of the working interest in our oil and gas holdings. Operations are conducted jointly with other working interest owners. Joint operating arrangements are customary in the oil and gas industry and are governed by a joint operating agreement whereby a single working interest owner is designated the operator. For properties where we own less than 50% of the working interest, drilling and operating decisions may not be entirely within our control. If we disagree with the decision of a majority of working interest owners, we may be required, among other things, to postpone the proposed activity or decline to participate. If we decline to participate, we might be required to relinquish our interest or may be subject to certain non-consent penalties, as provided in the applicable operating agreement. Such penalties typically allow participating working interest owners to recover from the proceeds of production, if any, an amount equal to 100%-200% of the new investment.

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

MARKETING

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

COMPETITION

We operate in a highly competitive environment. Competition is particularly intense with respect to the acquisition of desirable undeveloped crude oil and natural gas properties. The principal competitive factors in the acquisition of such undeveloped crude oil and natural gas properties include the staff and data necessary to identify, investigate and purchase such properties, and the financial resources necessary to acquire and develop such properties. We compete with major and independent crude oil and natural gas companies for properties and the equipment and labor required to develop and operate such properties. Many of these competitors have financial and other resources substantially greater than ours, which may adversely affect the company's ability to compete on certain projects.

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

ENVIRONMENTAL MATTERS

Our operations are subject to numerous federal, state, provincial and local laws and regulations controlling the generation, use, storage, and discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences; restrict the types, quantities, and concentrations of various substances that can be released into the environment in connection with drilling, production, and gas processing activities; suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, and other protected areas; require remedial measures to mitigate pollution, restrict injection of liquids into subsurface strata that may contaminate groundwater; and impose substantial liabilities for pollution resulting from our operations. Environmental permits required for our operations may be subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations and permits, and violations are subject to injunction, civil fines, and even criminal penalties. Pangea believes it is in substantial compliance with current environmental laws and regulations, and will not be required to make material capital expenditures to comply with existing laws. Nevertheless, changes in existing environmental laws and regulations or interpretations thereof could have an impact on us as well as the oil and gas industry in general, and thus we are unable to predict the ultimate cost and effects of future changes in environmental laws and regulations.

In the United States, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," and comparable state statutes impose strict, joint, and several liability on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a disposal site or sites where a release occurred and companies that generated, disposed or arranged for the disposal of the hazardous substances released at the site. Under CERCLA such persons or companies may be retroactively liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is common for neighboring land owners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substances released into the environment. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize imposition of substantial civil and criminal penalties for failing to prevent surface and subsurface pollution, as well as to control the generation, transportation, treatment, storage and disposal of hazardous waste generated by oil and gas operations. Although CERCLA currently contains a "petroleum exclusion" from the definition of "hazardous substance," state laws affecting our operations impose cleanup liability relating to petroleum and petroleum related products, including crude oil cleanups. We currently own or lease properties that for many years have been used for the exploration and production of oil and gas. Although we utilize standard industry operating and disposal practices, hydrocarbons or other wastes may be disposed of or released on or under the properties owned or leased by us or on or under other locations where such wastes have been taken for proper regulated disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. However, although CERCLA and RCRA regulations currently classify certain oilfield wastes, which are uniquely associated with field operations as "non- hazardous," such exploration, development and production wastes could be reclassified by regulation as hazardous wastes thereby administratively making such wastes subject to more stringent handling and disposal requirements. We are not currently aware of any non-compiling activities on Company properties.

The Company must comply with the Clean Air Act (CAA) and comparable state statutes, which prohibit the emissions of air contaminants, although a majority of our activities are exempted under a standard exemption. The Company does not believe any of its operations will be materially affected by CAA requirements.

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

We are not currently involved in any administrative, judicial or legal proceedings arising under federal, state, or local environmental protection laws and regulations, or under federal or state common law, which would have a material adverse effect on our financial position or results of operations.

FLUCTUATIONS IN MARKET PRICE

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

TITLE TO PROPERTIES

As is customary in the crude oil and natural gas industry, we make only a cursory review of title to undeveloped crude oil and natural gas leases at the time they are acquired by us. However, before drilling commences, we require a thorough title search to be conducted, and any material defects in title are remedied prior to the time actual drilling of a well begins. To the extent title opinions or other investigations reflect title defects, we, rather than the seller of the undeveloped property, are typically obligated to cure any title defect at our expense. If we were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on the property, we could suffer a loss of the lease cost for the property. We believe that we have good title to our oil and gas leases.

RECENT FINANCING

In 2002, Pangea received $22,600 from private placements and $55,000 in loans from Officers of the company.

EMPLOYEES

As of April 7, 2003, Pangea has 2 full-time employees, including executive officers, non- executive officers, secretarial and clerical personnel and field personnel. Pangea also retains independent geological and engineering consultants and administrative assistance on a limited basis and expects to continue to do so in the future.

ITEM 2. DESCRIPTION OF PROPERTY

Pangea's mailing address is 5850 San Felipe, Suite 500, Houston, Texas 77057. Pangea formerly officed at 5090 Richmond, Suite 425, Houston, Texas 77058 until June of 2002 when the company moved.

ITEM 3. LEGAL PROCEEDINGS

Pangea's former subsidiary, Mass Energy, Inc. incurred substantial debt in the drilling of a well during 2001. One of the Mass Energy creditors, Halliburton, Inc. sued Pangea Petroleum Corporation on June 11, 2002, Cause Number 2002-19465, Halliburton Energy Services, Inc. vs. Mass Energy, Inc. and Pangea Petroleum Corp. in the District Court of Harris County, Texas, 129th Judicial District, alleging that Pangea is responsible for the debt of its former subsidiary Mass Energy, Inc. This litigation is in the initial stages of discovery.

Additionally, in 2001, Pangea purchased a ten percent working interest in a well in Duval County, Texas. The well is producing but Pangea has not received monies under their working interest. Pangea filed suit against the operator of well along with the individual from whom they purchased the working interest. Pangea Petroleum Corporation vs. Clay Exploration, Inc. and Joseph W. Shunta, Cause Number 2002-18505, in the District Court, Harris County, Texas, 157th Judicial District. This case is presently scheduled for arbitration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2002, Pangea had 64,333,554 shares of common stock outstanding and had approximately 209 certificate stockholders of record.

The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for 2001, 2002 and 2003. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.



                                    PERIOD            HIGH              LOW
                                    ------            -----            ------
                                      2001

                    First Quarter                      1.72              0.63
                    Second Quarter                     0.81              0.26
                    Third Quarter                     0.041              0.10
                    Fourth Quarter                     0.29              0.09

                                      2002

                    First Quarter                     0.105             0.032
                    Second Quarter                     0.06            0.0081
                    Third Quarter                      0.06            0.0081
                    Fourth Quarter                    0.025             0.005

                                      2003
                    First Quarter                     0.015             0.006

The  bid  price  of  our  common  stock  was  $0.01  per share on April 8, 2003.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

---------------------------------------------------------------------------------------------------------------
                             Number of Securities     Weighted-average price of       Number of Securities
                              to be issued upon         outstanding options,         remaining available for
                           exercise of outstanding       warrants and rights      future issuance under equity
                            options, warrants and                                      compensation plans
                                    rights                                            (excluding securities
                                                                                    reflected in column (a))
-------------------------  ------------------------  ---------------------------  -----------------------------
                                     (a)                         (b)                           (c)
-------------------------  ------------------------  ---------------------------  -----------------------------
Equity compensation plans                                                      0                              0
approved by security
holders
-------------------------  ------------------------  ---------------------------  -----------------------------
Equity compensation plans                 4,500,000  $                      2.39                        500,000
not approved by security
holders
-------------------------  ------------------------  ---------------------------  -----------------------------
                    TOTAL                 4,500,000  $                      2.39                        500,000
---------------------------------------------------------------------------------------------------------------

For information relating to the equity compensation plan, reference is made to footnote 11 to our Financial Statements, Stock Holders Equity.

OUR TRANSFER AGENT IS:

                     Olde Monmouth Stock Transfer Co., Inc.
                              200 Memorial Parkway
                      Atlantic Highlands, New Jersey 07716

DIVIDENDS

We presently intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available, our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.


                                     PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-KSB.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

OIL AND GAS REVENUES

Oil and gas revenues will be recorded under the sales method. Under this method the Company will recognize oil and gas revenues when production occurs and will accrue revenue relating to production for which the Company has not received payment. As of December 31, 2002, no revenue related to oil and gas production has been reported.

GENERAL

Pangea Petroleum Corporation ("Pangea" or "Company"), a Colorado corporation, was organized on March 11, 1997, as Zip Top, Inc. On December 11, 1998, the Company changed our name to Pangea Petroleum Corporation. Pangea is located at 5850 San Felipe, Suite 500, Houston, Texas 77057. Pangea has a Company website is www.pangeapetroleum.com.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2002 and 2001, the Company reported net losses of $1,082,920 and $9,000,347, respectively, and negative cash flows from operations of $223,963 and $1,396,624 respectively.

RESULTS OF OPERATIONS

As of December 31, 2002, the results of the Company oil and gas investments have not yielded revenue. The Company's Duval County well has produced since the third quarter of 2001, however revenue from that activity is currently tied up in a legal dispute between Pangea and the operator of the well. The Company expects to prevail in this case. Additionally, the Company subsidiary, Mass Energy, Inc. generated $31,895 from January 1, 2002 through October 7, 2002 when it was sold.

The Company developed a plan for addressing these issues in 2002. The first step was the negotiation of a settlement agreement between the Company and certain parties related to the Company. Under the terms of the settlement agreement, the Company received a cash payment of $75,000 and marketable equity securities of $153,000 and fully satisfied $296,010 of liabilities and claims. These monies combined with loans from officers and private placements were used for overhead in 2002 and will be used for investment in two oil and gas prospects referenced below.

Pangea committed to participate in the drilling of two prospects at the end of 2002. They are in Panola County and Liberty County, Texas

Panola County is a 7300' well designed to test the Lower Pettit and Travis Peak formations. The well has good surrounding well control and a favorable lease position. Drilling began on February 9, 2003 and several potentially productive zones were encountered. The well has been completed and was placed on production March 20, 2003. The well accrued revenue during March 2003. Pangea holds a 5% working interest (3.75% net interest after royalty) in this well.

Liberty County is a 7300' Yegua and Cockfield formation test. The prospect was developed off 3D seismic data and has excellent well control in the surrounding area. The prospect area is entirely under lease and has the potential for multiple prospects. The well was spudded on March 31, 2003. Pangea holds a 10% working interest (7.7% net interest after royalty) in this well.

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001.

The substantial reduction in the net loss from $1,082,920 for the year ended December 31, 2002 compared to $9,000,343 for the year ended December 31, 2001 is due to the discontinued operation and sale of its wholly-owned subsidiary, Mass Energy, Inc., a Settlement Agreement negotiated with certain parties related to the Company and the decreased use of options for compensation in 2002. The company has used proceeds from sale of investments received in the settlement agreement as well as from loans from officers and private placements of its common stock to support its current operations and will use any remaining capital to invest in the two energy projects described above.

Selling, general and administrative expenses decreased from $3,481,749 for the year ended December 31, 2001 to $577,096 in for the year ended December 31, 2002 as a result of a $1,329,956 reduction in stock-based compensation, a decrease of $208,034 in bad debt expense and an overall decrease in activity in the Company. Stock-based compensation declined based on decreased activity in the Company as plans were made to dispose of Mass Energy, Inc. Bad debt expense was $-0- in 2002 after provision was made in 2001 to write off a note receivable from the former owner of Mass Energy, Inc.

Impairment of oil and gas properties increased 67% for the year ended December 31, 2002 as compared to 2001. The increase in impairment charges is the result of the Company's reviews of properties remaining after the sale of Mass Energy, Inc. Based on this review, substantially all remaining properties were written-off in 2002.

Depreciation, depletion and amortization expense was very low in 2002 and 2001 as there was no production from oil and gas properties and substantially all drilling resulted in uneconomic oil and gas reserves and related impairment provisions.

Loss on sale of marketable equity securities was $55,887 in 2002 due to a decline in the value of securities that were received in a settlement agreement with certain related parties. There was no similar activity in 2001.

Interest expense remained fairly constant in 2002 as compared to 2001 because debt levels remained reasonably consistent.

Losses from operation of discontinued exploration and production subsidiary relates to the operations of Mass Energy, Inc. The losses from Mass Energy, Inc. were extremely high in 2001 because of impairment charges of $4,757,889 on properties acquired and developed by Mass Energy, Inc. Mass Energy's operations were discontinued in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company used funds from the settlement with certain parties related to the company as well as private placements received from investors and loans from insiders to invest in two oil and gas as well as to operate the company. The Company will begin generating some revenue from these investments in the second quarter of 2003.

Currently, the liabilities shown on the balance sheet are current trade payables, accrued liabilities to officers, directors and a shareholder of the Company and a deferred gain on the sale of Mass Energy. While the Company believes that it will prevail on the current alter ego claim against it, the Company has deferred the gain from the sale of Mass Energy, Inc. The accrued liabilities are for deferred salaries due to officers of the Company.

Continuing negative operating results produced a working capital deficit of $1,888,156 for the year ended December 31, 2002. The negative operating results were largely caused by poor operating results from the Company's former subsidiary, Mass Energy, Inc. Mass Energy became severely delinquent in their accounts payable. Various vendors have initiated legal actions against Mass Energy, Inc. to force payment of past due accounts, but Mass Energy, Inc. lacked the cash resources to make such payments. One suit has been filed against Pangea Petroleum Corporation alleging that it is responsible for the debt of its former subsidiary Mass Energy, Inc. The result of the legal action against the Company cannot be predicted, but this legal action and the Company's recurring negative financial results raise substantial doubt about the Company's ability to continue as a going concern.

In 2002, the Company developed a plan and took actions to improve its financial position and deal with its liquidity problems. In the first step of the plan, the Company negotiated a settlement agreement (the "Settlement Agreement") between the Company and certain parties related to the Company. Under the terms of the Settlement Agreement the Company received a cash payment of $75,000 and marketable equity securities of $153,000 and fully satisfied $296,010 of liabilities and claims in exchange for various assets with a carrying value of $171,642. Due to the related party nature of the Settlement Agreement, the Company recognized no gain, but recognized an increase to additional paid-in capital of $352,368. (See Audit Report Note 4) In the second step of the plan the Company sold Mass Energy, Inc. in a transaction that management believes will improve both the Company's overall financial position and its chances of acquiring economically viable oil & gas properties or engaging in transactions necessary for the future viability of the Company. The final steps of the plan are still being developed, but may include additional private placements of the Company's common stock, additional oil and gas property acquisitions and/or exploration efforts, and efforts to raise additional debt financing or equity investments. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability as a going concern.

2003 OUTLOOK

The Company intends to invest in additional oil and gas projects. The Company has currently invested in the two drilling prospects described above. Pangea is also continuing to evaluate and develop the six prospects that were underway, but incomplete in 2002. In addition, Pangea has added four prospects in Caddo Parish, Louisiana, one prospect in Oceana County, Michigan, and one prospect in Pushmataha County, Oklahoma to the prospect list. The investment level will be heavily dependent on securing additional capital from investors or debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management. Management also believes that the Company will prevail in the previously mentioned legal action against the operator of the Duval County well.

ACCOUNTING MATTERS AND RECENTLY ISSUED PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS No. 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The implementation of SFAS No. 141 did not have a material impact on the Company's results of operations or financial position.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and intangible assets with indefinite useful lives are no longer amortized but will be reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives will continue to be amortized over their useful lives and will be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The implementation of SFAS No. 142 at did not have a material impact on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity. SFAS No. 144 was implemented by the Company in 2002 and its provisions were followed in accounting for the disposal of Mass Energy, Inc. in December 2002.

The Company has evaluated the carrying value of long-lived assets, including associated intangibles. The company performed an evaluation of recoverability by comparing the estimated future undiscounted cash flows associated with the assets to its carrying amount to determine if a write down was required. Based upon the Company's evaluation, impairment reserves were recorded for certain long-lived assets in both 2002 and 2001. However, there can be no assurances that our ongoing evaluation would not result in further impairment-related write-downs.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The Company does not expect SFAS No 146 to have a significant impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company will adopt the quarterly disclosure requirements of SFAS No. 148 on January 1, 2003; however, the adoption is not expected to have a significant impact on the Company's financial reporting.

ITEM 7. FINANCIAL STATEMENTS

The  financial  statements  of  the company are set forth beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

R. B. Bassie & Co., P.C., Independent Public Accountants, audited our balance sheets as of December 31, 2000 and 1999 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. Such financial statements accompanied our Form 10-K for the year ended December 31, 2000 and were filed with the Securities and Exchange Commission on April 16, 2001. The report of R. B. Bassie & Co., P.C. on such financial statements, dated January 26, 2001, except Notes 7 and 12, which are dated March 23, 2001, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Our client-auditor relationship with R. B. Bassie & Co., P.C. ceased on or about March 20, 2001.

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



                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company, as of April 8, 2003, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages, and positions of the executive officers and directors of the Company

                          Name                Age                 Office
                          ----                ---                 ------
                    Charles B. Pollock        63         Chief Executive Officer
                                                         and Chairman of
                                                         The Board of Directors

                    Mark F. Weller            52         President and Director

                    Scott Duncan              36         Chief Financial Officer

                    Edward R. Skaggs          38         Director



CHARLES B. POLLOCK was appointed the Chief Executive Officer and Chairman of the Board in June 1999. From January 1994 to September 1995, Mr. Pollock was President of Praxair Indonesia, an industrial gas company. From October 1995 to August 1996, he was General Manager of Praxair, Inc. His responsibilities included strategic marketing and competition analysis. From September 1996 to May 1999, Mr. Pollock was self-employed as a consultant and managed projects including the acquisition and sale of businesses, competitive analysis and strategic marketing. Mr. Pollock received his Bachelor of Science degree in 1962 from North Carolina State University, his Master of Science degree in Ceramic Engineering from North Carolina State University in 1968 and his PhD in Material Engineering from North Carolina State University in 1972.

MARK F. WELLER was appointed President and Director in March 2002. Mr. Weller brings over thirty years of experience in the energy industry and was most recently the general manager for new project development with Texaco. His background includes all phases of oil and gas operations and development, both onshore and offshore on the U.S. gulf and west coasts, as well as international project development assignments. He holds a BS in mechanical engineering from the University of California, Davis.

SCOTT  DUNCAN  -  was  appointed  Chief Financial Officer in February 2003.  Mr.
Duncan has 8 years of experience in financial and cost accounting for manufacturing companies along with 6 years of experience with computer programming. He is actively involved with various organizations offering accounting, programming and consulting services. He received a BBA in accounting from Southwest Texas State University in 1989 and his CPA license in 1992.

EDWARD R. SKAGGS was appointed to the Board of Directors of the Company on December 18, 2000. Mr. Skaggs has over 10 years of experience in investigations and security. In addition, he has extensive experience in retail management specifically dealing in personnel issues and security matters. Mr. Skaggs started his career as an Assistant District Manager for EZ Mart Store in 1988. In June 1991, he left EZ Mart to join an investigative consulting firm, Skaggs & Associates, Inc. where he continues to work. He received a Bachelor of Arts degree in Political Science from Texas Tech University in 1992.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act.

We believe that all persons subject to Section 16(a) of the Exchange Act in connection with their relationship with us have complied on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                         Annual Compensation                         Long Term Compensation Awards
                     ----------------------------                  ----------------------------------
                              Payouts
                             ----------
Name and             Year      Salary     Bonus     Other Annual    Restricted   Securities    LTIP      All Other
Principal Position              ($)        ($)      Compensation      Stock      Underlying   Payouts   Compensation
                                                                     Award(s)    Options /     ($)          ($)
                                                                                    SARs
                                                                                    (#)
-------------------  ------  ----------  --------  --------------  -----------  -----------  --------  -------------
Charles B.
Pollock               2000      16,000        -0-             -0-          -0-     450,000        -0-            -0-
CEO and               2001           0        -0-    1,000,000(4)          -0-     300,000        -0-            -0-
Chairman of           2002   120,000(1)       -0-      600,000(5)          -0-          -0-       -0-            -0-
the Board of
Directors
-------------------  ------  ----------  --------  --------------  -----------  -----------  --------  -------------
Mark F. Weller
President and         2000         N/A        N/A            N/A           N/A          N/A       N/A            N/A
Director              2001         N/A        N/A            N/A           N/A          N/A       N/A            N/A
                      2002    60,000(2)       -0-      700,000(3)          -0-          -0-       -0-            -0-
-------------------  ------  ----------  --------  --------------  -----------  -----------  --------  -------------

(1)  Salary taken 60% in stock and 40% deferred
(2)  Salary taken in stock
(3) Received 200,000 shares of common stock upon joining the Company and 500,000 restricted shares pursuant to employment contract
(4)  Restricted share bonus
(5)  Restricted share pursuant to employment contract.



OPTIONS/SAR GRANTS IN LAST FISCAL YEAR:

                 Individual Grants
------------------------------------------------------------------------------------------------
Name             Number of    Percent of     Exercise    Expiration      Grant Date      Present
                 Securities      Total       of Base        Date                         Value($)
                 Underlying    Options /      Price
                  Options/       SARs         ($/sh)
                    SARs      Granted to
                  Granted      Employees
                    (#)        in Fiscal
                                 Year
                ------------  -----------  ------------  -----------  ----------------  ----------
Charles B.
Pollock                  -0-          -0-           -0-          N/A               N/A         -0-
                ------------  -----------  ------------  -----------  ----------------  ----------

Mark F.
Weller                   -0-          -0-           -0-          N/A               N/A         -0-
                ------------  -----------  ------------  -----------  ----------------  ----------

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEARS AND FY-END OPTION VALUES

--------------  ----------------  -----------------  ----------------  ---------------
Name                 Shares        Value Realized       Number of         Value of
                  Acquired on            ($)            Securities     Unexercised In-
                  Exercise (#)                          Underlying        The-Money
                                                        Unexercised      Options/SARs
                                                      Options / SARs   At Fiscal Year-
                                                      At Fiscal Year-      End ($)
                                                          End (#)       Exercisable /
                                                      Exercisable /     Unexercisable
                                                       Unexercisable
--------------  ----------------  -----------------  ----------------  ---------------
Charles B.
Pollock                      -0-                -0-               -0-              -0-
--------------  ----------------  -----------------  ----------------  ---------------
Mark F.
Weller                       -0-                -0-               -0-              -0-
--------------  ----------------  -----------------  ----------------  ---------------

EMPLOYMENT AGREEMENTS

We have entered into employment agreement with Mr. Charles Pollock and Mr. Mark Weller. The following sets forth the terms of the employment agreement:

Charles B. Pollock-On January 1, 2002, we entered into an employment agreement with Mr. Pollock that ends on the date which the period of employment is terminated, to act as our Chairman of the Board of Directors and Chief Executive Officer. Pursuant to the employment agreement, Mr. Pollock is paid a salary of $10,000 per month and has an option to convert any or all salary with accrued interest to Pangea Petroleum restricted stock under Rule 144 at a conversion rate thirty percent off the average closing bid during the month prior to the month being compensated. In addition, he shall also receive 50,000 restricted shares a month as part of his base salary and an annual bonus in the minimum amount of 200,000 shares of restricted stock. During 2002, Mr. Pollock chose to take 60% of his monthly salary in stock and defer 40% of his cash salary as well as deferring 100% of his annual bonus.

Mark F. Weller-On March 1, 2002, we entered into an employment agreement with Mr. Weller that ends on the date which the period of employment is terminated, to act as our President and Director. Pursuant to the employment agreement, Mr. Weller is paid a salary of $6,000 per month and has an option to convert any or all salary with accrued interest to Pangea Petroleum restricted stock under Rule 144 at a conversion rate thirty percent off the average closing bid during the month prior to the month being compensated. In addition, he shall also receive 50,000 restricted shares a month as part of his base salary and an annual bonus in the minimum amount of 200,000 shares of restricted stock.

Mr. Scott Duncan was retained on February 13, 2003 as Chief Financial Officer to provide advice and services on financial matters pertaining to the Company's business including but not limited to SEC reports. The term of the engagement is for three months and the fee for the first month will be 65,000 restricted Rule 144 shares and for the second and third month 40,000 restricted Rule 144 shares.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, each director, each of our executive officers and all of our directors and executive officers as a group, owned beneficially as of April 8, 2003, the number and percentage of outstanding shares of our Common
Stock  indicated  in  the  following  table:

          Name and Address of
          Beneficial Owner              Number of Shares (1)  Percentage (2)

          Charles B. Pollock (3)                  13,333,014             17%
          5850 San Felipe, Suite 500
          Houston, TX 77057

          Mark F. Weller                          10,815,889             14%
          5850 San Felipe, Suite 500
          Houston, TX 77057

          Edward Skaggs                              100,000              *
          PO Box 570611
          Houston, TX  77257

          Scott Duncan                              145,000              *
          6027 Timber Oaks Ridge
          Humble, TX 77346


          All directors and executive
          officers as a group (4)                 24,393,903             31%


*  Less  than  one  percent.

(1) Unless otherwise indicated, all shares are held directly with sole voting and investment power.

(2)  Based  on  78,305,915  of  our  Common  Stock  issued  and  outstanding.

(3)  Including  shares  held  by  wife  Elizabeth  Pollock

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2000, Mass Energy had a promissory note receivable due from Randy Massey in the amount of $150,000. The Company recognized approximately $2,500 in interest income during the three months ended December 31, 2000 from the notes receivable. Under the note, interest accrues on the unpaid principal at 6.25% per annum. In addition, Mr. Massey is required to maintain term life insurance payable to the Company in an amount sufficient to pay the principal and accrued interest in full in the event of the subsidiary former president's death. During 2002 Mr. Massey did not make any payments of principal or interest on these notes receivable. This note was assigned to the Company following the sale of Mass Energy.

As of December 31, 2001, Mass Energy had a promissory note receivable due from Sandstone Ventures, Inc., an affiliate of Randy Massey in the amount of $40,000. Under the note, interest accrues on the unpaid principal at 7.0% per annum. This note was assigned to the Company following the sale of Mass Energy.

As of December 31, 2002 the Company has notes payable to Mary Pollock, a former officer and daughter of Charles Pollock of $89,184 due on demand at the rate of 5.5%. The Company has three notes payable to Charles Pollock totaling $195,000 of which $10,000 is due on December 31, 2003 with an annual interest rate of 12%. The Company had two notes payable on demand in the amount of $100,000 and $85,000 bearing interest of zero and 10% respectfully. Mr. Pollock agreed to consolidate the two notes into a new note for the total amount of $193,500 (includes accrued interest due) which bear interest commencing January 1, 2003 at a rate of 12% per annum and is due January 1, 2005. Additionally, the Company has notes payable to BTS Group controlled by Elizabeth Pollock, Mr. Pollock's wife, in the amount of $26,500. This loan carries an annual interest rate of 10% and is due on demand. The Company had notes payable to Mark Weller in the amount of $20,000 due December 31, 2003 with an annual interest rate of 12%.

In May 2002, the Company entered into a settlement agreement with Jacob International, Inc. and certain entities and individuals related to Jacob. Under the Settlement Agreement, which was entered into through arms length negotiations, the Company gave up 100% of the outstanding common stock of a wholly owned subsidiary, Pangea Services, Inc. in exchange for: (i) the settlement of certain accounts and notes payable totaling approximately $300,000; (ii) the return of 5,991,000 shares of its common stock to treasury;
(iii) the receipt of 900,000 shares of Consolidated Medical Management, Inc.; and (iv) the receipt of $75,000 in cash. The primary assets of Pangea Services, Inc. that were given up in the settlement were: (i) 475,000 Class A membership units of Worldlink USA, LLC, (an investment previously written off by the Company); (ii) a $125,000 investment in Paradigm Advanced Technologies, Inc. including 200,000 warrants to purchase shares of Paradigm Advanced Technologies, Inc. at a price of $1.00 per share; and (iii) certain real estate held for investment of $46,642. The Company recognized no gain or loss on the transaction but recognized a capital contribution of $352,368.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report: None

(b)  Reports on Form 8-K: None

ITEM 14. CONTROLS AND PROCEDURES

Charles Pollock, our Chief Executive Officer, and Scott Duncan, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-KSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on April 15, 2003.

PANGEA PETROLEUM CORPORATION


               By: /s/ Charles B. Pollock
               --------------------------
               Charles B. Pollock, Chairman
               Of the Board and Chief
               Executive Officer
               Date: April 15, 2003


Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               By: /s/ Charles B. Pollock
               --------------------------
               Charles B. Pollock, Chairman of the Board
               and Chief Executive Officer
               Date: April 15, 2003



               By: /s/ Mark F. Weller
               ----------------------
               Mark F. Weller, President and Director
               Date: April 15, 2003

               By: /s/ Scott Duncan
               --------------------
               Scott Duncan, Chief Financial Officer
               Date: April 15, 2003



               By: /s/ Edward R. Skaggs
               ------------------------
               Edward R. Skaggs, Director
               Date: April 15, 2003

                                 CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Charles B. Pollock, certify that:

1.   I  have  reviewed  this  annual  report  on Form 10-KSB of Pangea Petroleum
     Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003
/s/Charles B. Pollock
---------------------
Chairman of the Board and
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Scott Duncan, certify that:

1.   I  have  reviewed  this  annual  report  on Form 10-KSB of Pangea Petroleum
     Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003
/s/ Scott Duncan
----------------
Scott Duncan
Chief Financial Officer

Certification  of  Chief Executive Officer of Pangea Petroleum Corp. pursuant to
--------------------------------------------------------------------------------
Section  906 of the Sarbanes-Oxley Act of 1992 and Section 1350 of 18 U.S.C. 63.
-------------------------------------------------------------------------------

I,  Charles  B.  Pollock,  the Chief Executive Officer of Pangea Petroleum Corp.
hereby certify that to my knowledge, Pangea Petroleum Corp. annual report on Form 10-KSB for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Pangea Petroleum Corp.


Date: April 15, 2003                        /s/ Charles B. Pollock
                                            ----------------------
                                            Charles B. Pollock
                                            Chief Executive Officer of
                                            Pangea Petroleum Corp.


Certification  of  Chief Financial Officer of Pangea Petroleum Corp. pursuant to
--------------------------------------------------------------------------------
Section  906 of the Sarbanes-Oxley Act of 1992 and Section 1350 of 18 U.S.C. 63.
-------------------------------------------------------------------------------

I, Scott Duncan the Chief Financial Officer of Pangea Petroleum Corp. hereby certify that to my knowledge, Pangea Petroleum Corp. annual report on Form 10-KSB for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the annual report on Form 10-KSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Pangea Petroleum Corp.

Date: April 15, 2003                        /s/ Scott Duncan
                                            ----------------
                                            Scott Duncan
                                            Chief Financial Officer of
                                            Pangea Petroleum Corp.

                          PANGEA PETROLEUM CORPORATION
                                   __________





                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                          PANGEA PETROLEUM CORPORATION
                                TABLE OF CONTENTS
                                   __________



                                                                            PAGE
                                                                            ----

Reports of Independent Accountants                                           F-3

Consolidated Financial Statements:

  Consolidated Balance Sheet as of December 31, 2002                         F-4

  Consolidated Statements of Operations for the years
    ended December 31, 2002 and 2001                                         F-5

  Consolidated Statements of Stockholders' Deficit for
    the years ended December 31, 2002 and 2001                               F-6

  Consolidated Statements of Cash Flows for the years
    ended December 31, 2002 and 2001                                         F-7

Notes to Consolidated Financial Statements                                   F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Pangea Petroleum Corporation


We have audited the accompanying consolidated balance sheet of Pangea Petroleum Corporation and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pangea Petroleum Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, negative cash flows from operations and has a net capital deficiency at December 31, 2002 that raise substantial doubt about its ability to continue as a going concern.
Management's plans with regard to this matter are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                       /s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
March 28, 2003

                          PANGEA PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002
                                   __________


     ASSETS
     ------

Current assets:
  Cash                                                           $     14,627
  Employee advances and other receivables                               2,784
  Prepaid expenses                                                      4,720
                                                                 -------------

    Total current assets                                               22,131
                                                                 -------------

Property and equipment                                                 16,689
Less accumulated depreciation                                        ( 15,389)
                                                                 -------------

  Net property and equipment                                            1,300
                                                                 -------------

      Total assets                                               $     23,431
                                                                 =============


     LIABILITIES AND STOCKHOLDERS' DEFICIT
     -------------------------------------

Current liabilities:
  Accounts payable                                               $      6,956
  Accrued liabilities                                                 108,552
  Notes payable to related parties                                    319,638
  Deferred gain on sale of Mass Energy, Inc.                        1,475,141
                                                                 -------------

    Total current liabilities                                       1,910,287

Notes payable to related parties, net of current portion               21,046
                                                                 -------------

      Total liabilities                                             1,931,333
                                                                 -------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock: $.001 par value; 5,000,000 shares authorized             -
  Common stock: $.001 par value; 100,000,000 shares authorized;
    64,333,554 shares issued and 58,742,554 outstanding                64,334
  Additional paid-in capital                                       15,590,891
  Accumulated deficit                                             (17,300,987)
                                                                 -------------

                                                                   (1,645,762)
  Less subscriptions receivable                                       (38,500)
  Less treasury stock: 5,591,000 shares at cost                    (  223,640)
                                                                 -------------

      Total stockholders' deficit                                  (1,907,902)
                                                                 -------------

        Total liabilities and stockholders' deficit              $     23,431
                                                                 =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PANGEA PETROLEUM CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                          __________


                                                                       2002          2001
                                                                   ------------  ------------

Costs and expenses:
  Selling, general and administrative                              $   575,796   $ 3,481,749
  Impairment of oil and gas properties                                 197,039       116,364
  Depreciation, depletion and amortization                                   -         6,945
  Loss on sale of marketable equity securities                          55,887             -
  Interest expense                                                      44,043        38,621
                                                                   ------------  ------------

    Loss from continuing operations                                   (872,765)   (3,643,679)

Loss from operation of discontinued exploration and
  production subsidiary                                               (210,155)   (5,356,668)
                                                                   ------------  ------------

        Net loss                                                   $(1,082,920)  $(9,000,347)
                                                                   ============  ============


Basic and diluted net loss per common share
  Continuing operations                                                  (0.02)        (0.07)
  Discontinued operations                                                (0.00)        (0.11)
                                                                   ------------  ------------

        Net loss                                                         (0.02)  $     (0.18)
                                                                   ============  ============

Weighted average common shares                                      57,612,359    49,025,431
                                                                   ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                                   PANGEA PETROLEUM CORPORATION
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                          FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                                            __________


                                                                                                                         TOTAL
                                                                 ADDITIONAL                     STOCK                 STOCKHOLDERS'
                                              COMMON STOCK        PAID-IN      RETAINED     SUBSCRIPTIONS  TREASURY     EQUITY
                                           SHARES      AMOUNT     CAPITAL      EARNINGS      RECEIVABLE     STOCK      (DEFICIT)
                                         -----------  --------  -----------  -------------  ------------  ----------  -------------
Balance at December 31, 2000             42,584,900   $42,585   $10,835,978  $ (7,217,720)  $  (685,000)  $       -   $  2,975,843

Common stock issued for cash              3,633,333     3,633       608,867             -       685,000           -      1,297,500

Common stock issued upon exercise of
  stock options                           2,225,000     2,225     1,152,775             -       (16,000)          -      1,139,000

Common stock issued to acquire assets       100,000       100       152,900             -             -           -        153,000

Common stock issued for services          1,585,667     1,586       900,604             -             -           -        902,190

Common stock issued to compensate
  employees                               2,058,000     2,058       689,682             -             -           -        691,740

Issuance of compensatory stock options            -         -       377,150             -             -           -        377,150

Net loss                                          -         -             -    (9,000,347)            -           -     (9,000,347)
                                         -----------  --------  -----------  -------------  ------------  ----------  -------------

Balance at December 31, 2001             52,186,900    52,187    14,717,956   (16,218,067)      (16,000)          -     (1,463,924)

Common stock issued for cash              1,205,000     1,205        43,895             -       (22,500)          -         22,600

Common stock issued to compensate
  employees                              10,966,654    10,967       253,007             -             -           -        263,974

Capital contribution by stockholders
  under the Settlement Agreement (See
  Note 4)                                         -         -       576,008             -             -    (223,640)       352,368

Surrender of common stock                   (25,000)      (25)           25             -             -           -              -

Net loss                                          -         -             -    (1,082,920)            -           -     (1,082,920)
                                         -----------  --------  -----------  -------------  ------------  ----------  -------------

Balance at December 31, 2002             64,333,554   $64,334   $15,590,891  $(17,300,987)  $   (38,500)  $(223,640)  $ (1,907,902)
                                         ===========  ========  ===========  =============  ============  ==========  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                     PANGEA PETROLEUM CORPORATION
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                              __________


                                                                             2002            2001
                                                                       ----------------  ------------
Cash flows from operating activities:
  Net loss                                                             $    (1,082,920)  $(9,000,347)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Loss from operation of discontinued business
      segment                                                                  210,155     5,356,668
    Depreciation expense                                                         1,200         6,945
    Impairment of oil and gas properties                                       194,539       116,364
    Loss on sale of marketable equity securities                                55,887
    Bad debt expense                                                                 -       208,034
    Common stock issued as compensation for services                           263,974     1,593,930
Issuance of compensatory stock options                                               -       377,150
    Note payable issued for accrued interest                                         -        11,008
    Note payable issued for compensation                                             -       172,838
    Changes in operating assets and liabilities, net of
      effects of dispositions:
      Accounts receivable                                                        6,453         1,734
      Prepaid expenses and other assets                                         (4,720)          988
      Accounts payable and accrued liabilities                                 118,801       (83,616)
                                                                       ----------------  ------------

        Net cash used in continuing operations                                (236,631)   (1,238,304)
        Net cash provided by (used in) discontinued operations                  12,668      (158,320)
                                                                       ----------------  ------------

          Net cash used in operating activities                               (223,963)   (1,396,624)
                                                                       ----------------  ------------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                                       -        17,218
  Proceeds from settlement agreement                                            75,000             -
  Proceeds from sale of marketable equity securities                            97,113             -
  Capital and exploratory expenditures                                               -    (1,865,024)
                                                                       ----------------  ------------

        Net cash provided by (used in) continuing operations                   172,113      (167,348)
        Net cash provided by (used in) discontinued operations                       -    (1,680,458)
                                                                       ----------------  ------------

          Net cash provided by (used in) investing activities                  172,113    (1,847,806)
                                                                       ----------------  ------------

Cash flows from financing activities:
  Proceeds from the sale of common stock                                        22,600     2,436,500
  Proceeds from notes payable to related parties                                26,500       255,580
  Payments of notes payable to related parties                                       -       (30,000)
                                                                       ----------------  ------------
        Net cash provided by continuing operations                              49,100     2,662,080
        Net cash provided by discontinued operations                                 -             -
                                                                       ----------------  ------------

          Net cash provided by financing activities                             49,100     2,662,080
                                                                       ----------------  ------------

Net decrease in cash and cash equivalents                                       (2,750)     (582,350)

Cash and cash equivalents at beginning of year                                  17,377       599,727
                                                                       ----------------  ------------

Cash and cash equivalents at end of year                               $        14,627   $    17,377
                                                                       ================  ============

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

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
     ----------------------------------------------------

     ORGANIZATION
     ------------

     Pangea Petroleum Corporation (the "Company"), is a Colorado corporation engaged in oil and gas exploration and development. The Company was originally incorporated in 1997 as Zip Top, Inc. and subsequently adopted a name change to Pangea Petroleum Corporation. On April 26, 2000, the Company was recapitalized when the Company acquired the non-operating public shell, Segway II Corporation. Segway II Corporation had no significant assets or liabilities at the date of acquisition and, accordingly, the transaction was accounted for as a recapitalization. In October 2000 the Company acquired a wholly owned subsidiary, Mass Energy, Inc., that was disposed of in December 2002 (See Note 3).

     PRINCIPLES  OF  CONSOLIDATION
     -----------------------------

     The consolidated financial statements presented herein include the accounts of the Company and its wholly owned subsidiary, Mass Energy, Inc., through the date of the sale. All significant inter-company accounts and transactions have been eliminated.

     ACCOUNTING  ESTIMATES
     ---------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. These estimates mainly involve the useful lives of property and equipment, the impairment of unproved oil and gas properties, the recognition of a deferred gain that arose upon sale of Mass Energy, Inc., the valuation of deferred tax assets and the realization of accounts receivable.

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

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------------

     OTHER  PROPERTY  AND  EQUIPMENT
     -------------------------------

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years for office furniture and equipment and transportation and other equipment. Additions or improvements that increase the value or extend the life of an asset are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. Disposals are removed from the accounts at cost less accumulated depreciation and any gain or loss from disposition is reflected in operations.

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

     CONCENTRATION  OF  CREDIT  RISK  AND  MAJOR  CUSTOMERS
     ------------------------------------------------------

     Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits. During the years ended December 31, 2002 and 2001, 100% of the Company's revenues was received from two customers.

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

     NEW  ACCOUNTING  PRONOUNCEMENTS
     -------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS No. 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The implementation of SFAS No. 141 did not have a material impact on the Company's results of operations or financial position because the Company completed no business combinations in the period covered by the provisions of SFAS No. 141 and had no significant intangibles at the date of its adoption.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and intangible assets with indefinite useful lives are no longer amortized but will be reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives will continue to be amortized over their useful lives and will be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The implementation of SFAS No. 142 did not have a material impact on the Company's results of operations or financial position because the Company had no significant intangibles at the date of its adoption.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------------
     NEW  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED
     -------------------------------------------

     In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity. SFAS No 144 was implemented by the Company in 2002 and its provisions were followed in accounting for the disposal of Mass Energy, Inc. in December 2002. (See Note 3)

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a
     Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The impact of the adoption of SFAS No. 146 is not expected to have a significant impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company intends to continue to measure stock based compensation in accordance with APB Opinion No. 25 but will begin reporting the additional quarterly disclosures required by SFAS No. 148 in the quarter ending March 31, 2003.

     RECLASSIFICATIONS
     -----------------

     Certain amounts presented in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation. The reclassifications relate primarily to the presentation of the assets, liabilities, revenue and expenses of Mass Energy, Inc. as discontinued operations.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2002 and 2001, the Company reported net losses of $1,082,920 and $9,000,347, respectively, and negative cash flows from operations of $223,963 and $1,396,624 respectively.

     Continuing negative operating results produced a working capital deficit of $1,888,156 for the year ended December 31, 2002. The negative operating results were largely caused by poor operating results from the Company's former subsidiary, Mass Energy, Inc. Mass Energy became severely delinquent in their accounts payable. Various vendors have initiated legal actions against Mass Energy, Inc. to force payment of past due accounts, but Mass Energy, Inc. lacked the cash resources to make such payments. One suit has been filed against Pangea Petroleum Corporation alleging that it is responsible for the debt of its former subsidiary, Mass Energy, Inc. The result of the legal action against the Company cannot be predicted, but this legal action and the Company's recurring negative financial results raise substantial doubt about the Company's ability to continue as a going concern.

     In 2002, the Company developed a plan and took actions to improve its financial position and deal with its liquidity problems. In the first step of the plan, the Company negotiated a settlement agreement (the "Settlement Agreement") between the Company and certain parties related to the Company. Under the terms of the Settlement Agreement the Company received a cash payment of $75,000 and marketable equity securities of $153,000 and fully satisfied $296,010 of liabilities and claims in exchange for various assets with a carrying value of $171,642. Due to the related party nature of the Settlement Agreement, the Company recognized no gain, but recognized a increase to additional paid-in capital of $352,368. (See Note 4) In the second step of the plan the Company sold Mass Energy, Inc. in a transaction that management believes will improve both the Company's overall financial position and its chances of acquiring economically viable oil & gas properties or engaging in transactions necessary for the future viability of the Company. The final steps of the plan are still being developed, but may include additional private placements of the Company's common stock, additional oil and gas property acquisitions and/or exploration efforts, and efforts to raise additional debt financing or equity investments. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability as a going concern.

     The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

          - The Company's ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

          - The Company's ability to locate, prove and produce from economically viable oil and gas reserves.

          - The Company's ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.


3.   ACQUISITION  AND  SUBSEQUENT  DISPOSITION  OF  MASS  ENERGY,  INC.
     ------------------------------------------------------------------

     On October 5, 2000, the Company acquired Mass Energy, Inc., a Houston, Texas based oil and gas exploration company, in a transaction accounted for as a purchase. The purchase price was 2,000,000 shares of the Company's restricted common stock issued in exchange for all of the outstanding common stock of Mass Energy, Inc. The $4,521,856 purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

     Almost immediately, the Mass Energy, Inc. acquisition produced negative financial results. A series of costly dry-hole projects caused the financial position of Mass Energy, Inc., and accordingly, the Company's consolidated financial position, to deteriorate. Over the next two years, trade payables and other liabilities increased dramatically. Mass Energy Inc.'s unpaid liabilities resulted in legal actions by a number of its vendors and certain of the legal actions seek relief from Pangea Petroleum Corporation (See Note 11).

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


3.   ACQUISITION  AND  SUBSEQUENT  DISPOSITION  OF  MASS ENERGY, INC., CONTINUED
     ---------------------------------------------------------------------------

     Accordingly, on October 7, 2002, the Company initiated a transaction (the "Transaction") under which it sold 100 percent of the common stock of Mass Energy, Inc. to Thomas Banks, Ltd., an unrelated Cayman Islands corporation, in exchange for $500 and the assignment of certain fully reserved notes receivable on the books of Mass Energy, Inc. At the date of the sale, all of Mass Energy, Inc.'s assets had been written off or fully reserved based on impairment analysis performed by the Company. The $500 in cash from Thomas Banks, Ltd. has not been collected and has been fully reserved.

     The Transaction resulted in Thomas Banks, Ltd's assumption of Mass Energy, Inc.'s liabilities totaling $1,475,141. The Company has deferred recognition of any gain from the Transaction because legal counsel cannot currently determine if legal actions against Mass Energy, Inc and related imputed liability or alter-ego claims against Pangea Petroleum, Inc., as former owner of Mass Energy, Inc could eventually result in the Company's liability for the claims.

     Based on the Transaction, the operations of Mass Energy, Inc have been separated from continuing operations and presented as loss from operation of discontinued business segment in the accompanying statement of operations:

     The following is a summary of the operating results of Mass Energy, Inc. for the period from January 1, 2002 to October 7, 2002 and for the year ended December 31, 2001.

                                                         2002         2001
                                                      ----------  ------------

     Revenues:
       Sales and operating revenues                   $  31,895   $    34,251
       Interest income                                        -        12,455
                                                      ----------  ------------

         Total revenue                                   31,895        46,706
                                                      ----------  ------------

     Costs and expenses:
       Exploration-dry hole and abandonment expense           -     4,874,253
       Cost of sales                                          -        14,994
       Selling, general and administrative                9,142       530,969
       Loss on write-down of assets to estimated net
         realizable value                               232,908       (17,218)
       Interest expense                                       -           376
                                                      ----------  ------------

           Total costs and expenses                     242,050     5,403,374
                                                      ----------  ------------

             Net loss                                 $(210,155)  $(5,356,668)
                                                      ==========  ============


4.   SETTLEMENT  AGREEMENT
     ---------------------

     On May 30, 2002, the Company entered into a settlement agreement with various related parties to settle debt obligations and position the Company in a more favorable cash flow position. Under the Settlement Agreement, the Company gave up 100% of the outstanding common stock of a wholly owned subsidiary, Pangea Services, Inc. in exchange for: (i) the settlement of certain accounts and notes payable totaling approximately $300,000; (ii) the return of 5,591,000 shares of its common stock to treasury; (iii) the receipt of 900,000 shares of Consolidated Medical Management, Inc.; and
     (iv) the receipt of $75,000 in cash. The primary assets of Pangea Services, Inc. that were given up in the settlement were: (i) 475,000 Class A membership units of Worldlink USA, LLC, (an investment previously written off by the Company); (ii) a $125,000 investment in Paradigm Advanced Technologies, Inc. including 200,000 warrants to purchase shares of Paradigm Advanced Technologies, Inc. at a price of $1.00 per share; and
     (iii) certain real estate held for investment of $46,642. The Company recognized no gain or loss on the transaction but recognized a capital contribution of $352,368.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________



5.   NOTES  RECEIVABLE  FROM  RELATED  PARTIES
     -----------------------------------------

     Notes receivable from related parties at December 31, 2002 consist of demand notes receivable from the former owner of Mass Energy, Inc. and from a company that he owns. These notes bear interest at rates ranging from 6.25% to 7% per year and are uncollateralized. The notes are fully reserved at December 31, 2002. Following is an analysis of notes receivable from related parties.

       Contractual balance                                    $ 190,000
       Accrued interest                                          42,664
                                                              ----------

                                                                232,664
       Less allowance for doubtful notes                       (232,664)
                                                              ----------

                                                              $       -
                                                              ==========


     The Company is pursuing collection of the note receivable; however, due to the uncertainty of the outcome of those efforts, the balance has been fully reserved


6.   PROPERTY  AND  EQUIPMENT
     ------------------------

     Property  and  equipment  consists  of  the following at December 31, 2002:


       Machinery and equipment                                    $ 15,245
       Furniture and fixtures                                        1,444
                                                                  ---------

                                                                    16,689
     Less accumulated depreciation                                 (15,389)
                                                                  ---------

     Net property and equipment                                   $  1,300
                                                                  =========


     During the year ended December 31, 2002 and 2001 all of the exploration projects in which the Company is involved resulted in dry holes or were productive at unacceptable levels. Accordingly, during the year ended December 31, 2002 and 2001, the Company recorded dry hole, abandonment and impairment charges of $197,039 and $1,930,517, respectively.


7.   ACCRUED  LIABILITIES
     --------------------


     Accrued  liabilities  consist  of  the  following  at  December  31,  2002:

       Compensation payable to stockholders                           $ 67,888
       Payroll taxes payable                                            16,830
       Accrued interest payable                                         23,834
                                                                      --------

                                                                      $108,552
                                                                      ========

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


8.   NOTES  PAYABLE  TO  RELATED  PARTIES
     ------------------------------------

     Notes payable to stockholders of the Company, bearing interest from the prime rate (4.25% at December 31, 2002) to 20% per year, interest due monthly and principal due on demand.  These
       notes are uncollateralized.                                          $ 266,838

     Note payable to a stockholder of the Company, bearing interest at the prime rate (4.25% at December 31, 2002), interest due quarterly, principal of $9,100 due on January 10, 2002 and
       $6,600 per quarter for each quarter thereafter until its
       maturity on October 10, 2004, when all unpaid principal and interest is due.  This note is uncollateralized and payments have not been made in accordance with the terms of the note
       agreement.                                                              73,846
                                                                            ----------

                                                                              340,684
     Less current portion                                                    (319,638)
                                                                            ----------

     Long-term portion of notes payable to related parties                  $  21,046
                                                                            ==========

     Included in accrued liabilities at December 31, 2002 is accrued interest owed to these notes payable to related parties of $23,834.

     Future annual maturities of the notes payable to related parties as of December 31, 2002 are as follows:

       YEAR  ENDED
       DECEMBER  31,
       -------------

          2003                                                  $  319,638
          2004                                                      21,046
                                                                ----------

                                                                $  340,684
                                                                ==========


9.   INCOME  TAXES
     -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2002, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $20,900,000 which expire in various tax years through 2021. Under the provisions of Section 382 of the Internal Revenue Code, the net operating loss carryforwards resulting from the acquisition of Mass Energy, Inc. and the ownership change in the Company when it recapitalized in 2000 will severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will, in all likelihood, be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


9.   INCOME  TAXES,  CONTINUED
     -------------------------

     The composition of deferred tax assets and the related tax effects at December 31, 2002 are as follows:

       Net operating losses                                      $ 7,106,466
       Allowance for doubtful accounts and notes
         Receivable                                                   74,966
       Other                                                          26,945
                                                                 ------------

         Total deferred tax assets                                 7,208,377

       Less valuation allowance                                   (7,208,377)
                                                                 ------------

       Net deferred tax asset                                    $         -
                                                                 ============

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended
     December  31,  2002  and  2001  is  as  follows:

                                                  2002                 2001
                                          -------------------  ---------------------
                                            AMOUNT       %        AMOUNT        %
                                          ----------  -------  ------------  -------
       Benefit for income tax at federal
         statutory rate                   $(433,756)  (34.0%)  $(3,060,118)  (34.0%)
       Non-deductible expenses              155,314     12.2%        6,800        -
       Increase in valuation allowance      278,442     21.8%    3,053,318     34.0%
                                          ----------  -------  ------------  -------

                                          $       -        -%  $         -        -%
                                          ==========  =======  ============  =======


10.  COMMITMENTS  AND  CONTINGENCIES
     -------------------------------

     OPERATING  LEASE
     ----------------

     The Company leases office space under an operating lease that expires in 2003. The Company expects to replace its office space lease in the normal course of business. Rent expense incurred under operating leases during the years ended December 31, 2002 and 2001 was $15,364 and $38,423, respectively.

     EMPLOYMENT  AGREEMENT
     ---------------------

     The Company entered into an employment agreement with its Chairman/Chief Executive Officer and its Chief Operating Officer. The employment agreements provide for salaries of $10,000 and $6,000 per month, respectively, which the Company may defer and pay, plus accrued interest at the prime rate plus 1%, on amounts deferred. The employees may convert any or all salaries with accrued interest to common stock of the Company based on 30% off the average closing bid price during the month prior to the month being compensated. Additionally, the employment agreements provide for the issuance of 50,000 shares of restricted stock per month as part of the base salary compensation.

     LEGAL  PROCEEDINGS
     ------------------

     During the years ended December 31, 2002 and 2001, various vendors that provided services and supplies to Mass Energy, Inc. initiated legal actions against Mass Energy, Inc. to force payment of past due amounts, but Mass
     Energy, Inc. lacks the cash resources to make such payments. In addition, one suit has been filed against Pangea Petroleum Corporation alleging it is responsible for the debt of its former subsidiary, Mass Energy, Inc. This legal action pertains to approximately $208,000 of accounts payable. Accrued liabilities and all balances claimed by the vendors were included in the sale of Mass Energy, Inc. to Thomas Banks, Ltd. (See Note 3). Based on the legal claims against the Company, the gain the Company would have otherwise realized on the sale was deferred until the outcome of legal actions is known. Accordingly, all claims against the Company and Mass Energy, Inc. are fully reserved as part of the $1,475,141 deferred gain presented in the balance sheet at December 31, 2002.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________



10.  COMMITMENTS  AND  CONTINGENCIES,  CONTINUED
     -------------------------------------------

     LEGAL  PROCEEDINGS,  CONTINUED
     ------------------------------

     The Company may also be periodically subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, such legal proceedings and claims will not materially affect the financial position, results of operations or cash flows of the Company.


11.  STOCKHOLDERS'  EQUITY
     ---------------------

     PREFERRED  STOCK
     ----------------

     The Company's articles of incorporation authorize the issuance of up to 5,000,000 shares of serial preferred stock, with a par value of $.001 and other characteristics determined by the Company's board of directors. As of December 31, 2002 and 2001, there was no preferred stock issued or outstanding.

     COMMON  STOCK
     -------------

     During the years ended December 31, 2002 and 2001, the Company issued shares for cash under private placements of securities and as compensation to employees and consultants. These issuances are shown on the accompanying statement of stockholders' deficit.

     Included in stock issuances for the year ended December 31, 2001 were certain shares issued under a Securities Purchase Agreement (the "Securities Purchase Agreement") whereby the Company issued 16,149,998 shares of restricted common stock to an escrow agent (the "Escrowed Shares") for the benefit of four investor groups in exchange for $1,300,000 in cash. The terms of the Securities Purchase Agreement required the Company to file a Registration Statement with the Securities and Exchange Commission to register the Escrowed Shares and included provisions for the issuance of A series of shares and warrants with exercise prices to be set based on a combination of certain future events and the performance of the Company's common stock. As of December 31, 2002, the Company has not registered shares in accordance with the terms of the Securities Purchase Agreement. The following is an analysis of shares and warrants issuable under the Securities Purchase Agreement.

                                                 NUMBER OF
                                                  SHARES
                                                 ISSUED OR
                                     PURCHASE    ISSUABLE       MAXIMUM NUMBER
            PURCHASER                 PRICE     FROM ESCROW      OF WARRANTS
     -----------------------------  ----------  -----------  --------------------
     Generation Capital Associates  $  600,000    2,288,000  4,576,000 A Warrants
                                                             4,576,000 B Warrants

     STL Capital Partners, LLC         250,000      953,334  1,906,667 A Warrants
                                                             1,906,667 B Warrants

     Greenwood Partners, L.P.          200,000      762,666  1,525,333 A Warrants
                                                             1,525,333 B Warrants

     The Apmont Group, Inc.            250,000      715,000  1,430,000 C Warrants
                                                             1,430,000 D Warrants

     Other                                   -       71,500    468,000 A Warrants
                                                               468,000 B Warrants
                                                             ----------

       Total                        $1,300,000    4,790,500  19,812,000  Warrants
                                    ==========  ===========  ==========

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

11.  STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

     COMMON  STOCK,  CONTINUED
     -------------------------

     At December 31, 2002, there are 11,359,498 shares of common stock remaining in escrow under the Securities Purchase Agreement. These shares are shown as outstanding shares and will be issued to the investors upon exercise of warrants or cancelled if the warrants expire.

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

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. During the year ended December 31, 2001, compensation expense of $377,150 was recognized related to the issuance of stock options with a market price exceeding the exercise price on the date of grant. No compensation expense was recognized in 2002.

     Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002 and 2001 as follows:

                                                           2002      2001
                                                         --------  --------

       Dividend yield                                        0%        0%
       Expected volatility                                  30%      185%
       Risk free interest                                    4%        5%
       Expected lives                                    2 years   3 years

     The Black-Scholes option valuation model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of proforma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life.

                                                        2002          2001
                                                     ------------  -------------
       Net loss as reported                          $(1,082,920)  $ (9,000,347)

       Adjustment calculated in accordance
         with SFAS 123                                    (4,200)    (1,435,800)
                                                     ------------  -------------

       Proforma net loss                             $(1,087,120)  $(10,436,147)
                                                     ============  =============

       Loss per common share, as reported            $     (0.02)  $      (0.18)

       Proforma and diluted net loss per
         common share                                $     (0.02)  $      (0.21)

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


11.  STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

     A summary of the Company's stock option activity and related information for the years ended December 31, 2002 and 2001 follows:

                                        NUMBER OF                WEIGHTED
                                         SHARES                   AVERAGE
                                          UNDER      EXERCISE    EXERCISE
                                         OPTION        PRICE       PRICE
                                       -----------  -----------  ---------
     Balance outstanding at
       December 31, 2000                3,256,500   $0.50-$5.00  $    2.97

       Issued                           3,118,500   $0.10-$1.00  $    0.64
       Exercised                       (2,225,000)  $0.10-$1.00  $    0.52
                                       -----------

     Balance outstanding at
       December 31, 2001                4,150,000   $0.50-$5.00  $    2.55

       Issued                             350,000   $0.20-$1.00  $    0.56
                                       -----------

     Balance outstanding at
       December 31, 2002                4,500,000   $0.20-$5.00  $    2.39
                                       ===========

     All outstanding stock options are exercisable at December 31, 2002. A summary of outstanding stock options at December 31, 2002 follows:


                                          REMAINING
     NUMBER OF COMMON                     CONTRACTED
     STOCK EQUIVALENTS  EXPIRATION DATE  LIFE (YEARS)  EXERCISE PRICE
     -----------------  ---------------  ------------  ---------------
          350,000       November 2003         0.8         $   0.50
          230,000       November 2003         0.8             1.00
          600,000       November 2003         0.8             2.00
        1,500,000       November 2003         0.8             5.00
           40,000       December 2003         0.9             1.00
          350,000       January 2004          1.0             1.00
          370,000       February 2004         1.1             1.00
          160,000       March 2004            1.2             1.00
          100,000       April 2004            1.3             1.00
          125,000       May 2004              1.3             1.00
          150,000       June 2004             1.4             1.00
           75,000       July 2004             1.5             1.00
           50,000       August 2004           1.6             1.00
           50,000       September 2004        1.7             1.00
           50,000       May 2010              7.4             0.50
          100,000       May 2010              7.4             1.00
          100,000       August 2010           7.7             0.20
          100,000       January 2011          8.1             0.50
     ------------

        4,500,000
     ============


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

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


11.  STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

     STOCK  WARRANTS
     ---------------

     A summary of the Company's stock warrant activity and related information for the years ended December 31, 2002 and 2001 follows:

                                             NUMBER OF                 WEIGHTED
                                               SHARES                   AVERAGE
                                               UNDER       EXERCISE    EXERCISE
                                              WARRANT        PRICE       PRICE
                                            ------------  -----------  ---------
     Warrants outstanding at
       December 31, 2000 an 2001             26,549,998   $0.01-$1.00  $    0.48

       Issued                                 6,387,002   $0.01-$0.02  $    0.01
       Canceled                             (12,500,000)  $      1.00  $    1.00
       Exercised                                      -   $         -  $       -
                                            ------------

     Warrants outstanding at
       December 31, 2002                     20,437,000   $0.01-$0.02  $    0.01
                                            ============

     All stock warrants are exercisable at December 31, 2001. A summary of outstanding stock warrants are December 31, 2002 follows:

                                               REMAINING
     NUMBER OF COMMON                          CONTRACTED
     STOCK EQUIVALENTS       EXPIRATION DATE  LIFE (YEARS)  EXERCISE PRICE
     -----------------       ---------------  ------------  ---------------
            19,812,000       November 2005             2.9  $          0.01
               625,000       December 2012             9.9             0.02
     -----------------

            20,437,000
     =================


     The warrants issued in connection with the Securities Purchase Agreement had original exercise prices of $0.0375 to $1.00 and a five year exercise term. The related warrant agreements include various provisions that could reduce the exercise price and, although the Company is currently negotiating to establish the final terms, the Company believes the exercise price may be as low as $0.01 as shown above.


12.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the years ended December 31, 2002 and 2001, the Company was engaged in various transactions with related parties as follows:

     In May 2002, the Company completed the Settlement Agreement involving amounts due from related parties. The Settlement Agreement is described in
     Note  4.

     In November 2001, the Company entered into a consulting agreement with a stockholder to provide record-keeping and other administrative services. The total compensation due under the three-month agreement is $15,303, of which $10,303 was incurred and paid in 2001 and $5000 in 2002. During 2002 the Company also compensated the record-keeping and administrative services firm by issuing 1,100,000 shares of the Company's common stock valued at $39,000.

     In addition to the transactions and balances described above, the Company has various related party notes payable at December 31, 2002 (See Note 8).

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


13.  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

     During the years ended December 31, 2002, the Company engaged in various non-cash financing and investing activities as follows:

     Subscription  receivable  for  issuance  of
       common stock                                       $  22,500  $   16,000

     Common stock issued to acquire property              $ -        $  153,000

     Accounts payable incurred to acquire property
       and equipment                                      $ -        $1,000,000

     In addition to the non-cash transactions shown above, the Company entered into The Settlement Agreement in 2002, as described in Note 4, and sold Mass Energy, Inc. for the assumption of debts totaling $1,475,141, as described in Note 3.

     Following  is  an  analysis  of  cash  paid  for interest and income taxes:

       Cash paid for interest                             $       -  $        -

       Cash paid for income taxes                         $       -  $        -