Form 10QSB
period 2003-03-31
PANGEA PETROLEUM CORP
filed 2003-05-23
CIK 1077319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

The number of shares outstanding of the Company's common stock as of March 31, 2003 is shown below:

Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 78,002,125

Documents  Incorporated  by  Reference:  None

                          PANGEA PETROLEUM CORPORATION
                                   FORM 10-QSB
                                Table  of  Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Controls and Procedures


PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

                          PANGEA PETROLEUM CORPORATION
                                   __________





              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                          PANGEA PETROLEUM CORPORATION

                                TABLE OF CONTENTS

                                   __________



                                                                           PAGE
                                                                           ----

Unaudited Consolidated Condensed Financial Statements:

  Unaudited Consolidated Condensed Balance Sheets as of
    March 31, 2003 and December 31, 2002                                    F-3

  Unaudited Consolidated Condensed Statements of Operations
    for the three months ended March 31, 2003 and 2002                      F-4

  Unaudited Consolidated Condensed Statements of Stockholders'
    Equity for the three months ended March 31, 2003                        F-5

  Unaudited Consolidated Condensed Statements of Cash Flows
    for the three months ended March 31, 2003 and 2002                      F-6

Notes to Unaudited Consolidated Condensed Financial Statements              F-7

                                    PANGEA PETROLEUM CORPORATION

                           UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

                                MARCH 31, 2003 AND DECEMBER 31, 2002

                                             __________


                                                                     MARCH 31,     DECEMBER 31,
                                                                       2003            2002
     ASSETS                                                         (UNAUDITED)       (NOTE)
     ------                                                        -------------  --------------
Current assets:
  Cash                                                             $        931   $      14,627
  Employee advances and other receivables                                   499           2,784
  Prepaid expenses                                                        3,000           4,720
                                                                   -------------  --------------

    Total current assets                                                  4,430          22,131
                                                                   -------------  --------------

Property and equipment                                                   98,208          16,689
Less accumulated depreciation, depletion and amortization               (15,461)       ( 15,389)
                                                                   -------------  --------------

  Net property and equipment                                             82,747           1,300
                                                                   -------------  --------------

      Total assets                                                 $     87,177   $      23,431
                                                                   =============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                                 $      2,671   $       6,956
  Accrued liabilities                                                   134,716         108,552
  Notes payable to related parties                                      352,684         319,638
  Deferred gain on sale of Mass Energy, Inc.                          1,475,141       1,475,141
                                                                   -------------  --------------

    Total current liabilities                                         1,965,212       1,910,287
                                                                   -------------  --------------

Notes payable to related parties, net of current portion                      -          21,046
                                                                   -------------  --------------

      Total liabilities                                               1,965,212       1,931,333
                                                                   -------------  --------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock: $.001 par value; 5,000,000 shares authorized               -               -
  Common stock: $.001 par value; 100,000,000 shares authorized;
    78,002,125 and 64,333,554 shares issued and 72,411,125
    and 58,742,554 outstanding at March 31, 2003 and December 31,
    2002, respectively                                                   78,002          64,334
  Additional paid-in capital                                         15,708,646      15,590,891
  Unissued common stock                                                  30,000               -
  Accumulated deficit                                               (17,448,543)    (17,300,987)
                                                                   -------------  --------------

                                                                     (1,631,895)     (1,645,762)
  Less subscriptions receivable                                         (22,500)        (38,500)
  Less treasury stock: 5,591,000 shares at cost                        (223,640)       (223,640)
                                                                   -------------  --------------

      Total stockholders' deficit                                    (1,878,035)     (1,907,902)
                                                                   -------------  --------------

        Total liabilities and stockholders' deficit                $     87,177   $      23,431
                                                                   =============  ==============

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                          PANGEA PETROLEUM CORPORATION

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                   __________


                                                 2003          2002
                                             ------------  ------------

Costs and expenses:
  Selling, general and administrative        $   138,094   $    47,733
  Depreciation, depletion and amortization            72             -
  Interest expense                                 9,390        19,516
                                             ------------  ------------

    Loss from continuing operations             (147,556)      (67,249)

Income from operation of discontinued
  exploration and production subsidiary                -        22,753
                                             ------------  ------------

        Net loss                                (147,556)  $   (44,496)
                                             ============  ============

Basic and diluted net loss per common share
  Continuing operations                            (0.00)        (0.00)
  Discontinued operations                           0.00          0.00
                                             ------------  ------------

        Net loss                             $     (0.00)  $     (0.00)
                                             ============  ============

Weighted average common shares                71,794,006    52,660,178
                                             ============  ============



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                                   PANGEA PETROLEUM CORPORATION

                               UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

                                             FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                                            __________


                                                             ADDITIONAL    UNISSUED                          STOCK
                                         COMMON STOCK         PAID-IN       COMMON          RETAINED      SUBSCRIPTIONS  TREASURY
                                      SHARES      AMOUNT      CAPITAL        STOCK          EARNINGS       RECEIVABLE     STOCK
                                   ------------  ---------  -----------  --------------  ---------------  ------------  ----------
Balance at December 31, 2002         64,333,554  $  64,334  $15,590,891  $            -  $  (17,300,987)  $   (38,500)  $(223,640)

Common stock issued for cash          2,349,729      2,350       14,650          30,000               -             -           -

Common stock issued to compensate
  employees and consultants           7,868,197      7,868       74,694               -               -             -           -

Common stock issued for legal
  Services                              300,000        300        2,700               -               -             -           -

Common stock issued to convert
  $26,500 of related party debt
  and $2,361 of accrued interest
  to equity                           3,150,645      3,150       25,711               -               -             -           -

Stock subscription receivable
  treated as compensation                     -          -            -               -               -        16,000           -

Net loss                                      -          -            -               -        (147,556)            -           -
                                   ------------  ---------  -----------  --------------  ---------------  ------------  ----------

Balance at March 31, 2003            78,002,125  $  78,002  $15,708,646  $       30,000  $  (17,448,543)  $   (22,500)  $(223,640)
                                   ============  =========  ===========  ==============  ===============  ============  ==========


                                       TOTAL
                                   STOCKHOLDERS'
                                    (DEFICIT)
                                   ------------
Balance at December 31, 2002       $(1,907,902)

Common stock issued for cash            47,000

Common stock issued to compensate
  employees and consultants             82,562

Common stock issued for legal
  Services                               3,000

Common stock issued to convert
  $26,500 of related party debt
  and $2,361 of accrued interest
  to equity                             28,861

Stock subscription receivable
  treated as compensation               16,000

Net loss                              (147,556)
                                   ------------

Balance at March 31, 2003          $(1,878,035)
                                   ============



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                          PANGEA PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                   __________


                                                                     2003          2002
                                                                ---------------  ---------
Cash flows from operating activities:
  Net loss                                                      $     (147,556)  $(44,496)
  Adjustments to reconcile net loss to net cash
    used in operating activities:                                      137,879     (4,726)
                                                                ---------------  ---------

        Net cash used in continuing operations                          (9,677)   (49,222)
        Net cash provided by (used in) discontinued operations              -           -
                                                                ---------------  ---------

          Net cash used in operating activities                         (8,677)   (49,222)
                                                                ---------------  ---------

Cash flows from investing activities:
  Capital and exploratory expenditures                                 (81,519)         -
                                                                ---------------  ---------

        Net cash provided by (used in) continuing operations           (81,519)         -
        Net cash provided by (used in) discontinued operations               -          -
                                                                ---------------  ---------

          Net cash provided by (used in) investing activities          (81,519)         -
                                                                ---------------  ---------

Cash flows from financing activities:
  Proceeds from the sale of common stock                                47,000     22,575
  Proceeds from notes payable to related parties                        30,000     10,000
                                                                ---------------  ---------

        Net cash provided by continuing operations                      77,500     32,575
        Net cash provided by discontinued operations                         -          -
                                                                ---------------  ---------

          Net cash provided by financing activities                     77,500     32,575
                                                                ---------------  ---------

Net decrease in cash and cash equivalents                              (13,696)   (16,647)

Cash and cash equivalents at beginning of year                          14,627     17,377
                                                                ---------------  ---------

Cash and cash equivalents at end of year                        $          931   $    730
                                                                ===============  =========



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                          PANGEA PETROLEUM CORPORATION

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   __________

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------------

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


2.   ACCOUNTING ESTIMATES
     --------------------

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


3.   INTERIM FINANCIAL STATEMENTS
     ----------------------------

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

     A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements included in Form 10-KSB for the years ended December 31, 2002 and 2001. Accordingly, the Company's audited financial statements should be read in connection with these financial statements.


4.   GOING CONCERN CONSIDERATIONS
     ----------------------------

     Since  its  inception,  the  Company  has  suffered  recurring  losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2002 and 2001, the Company reported net losses of $1,275,753 and $9,000,347, respectively, and negative cash flows from operations of $223,963 and $1,396,624 respectively. Such negative financial results have continued in the quarter ended March 31, 2003

     Continuing negative operating results produced a working capital deficit of $1,960,782 as of March 31, 2003. The majority of the working capital deficit was caused by the Company's former subsidiary, Mass Energy, Inc. Mass Energy, Inc. became severely delinquent on certain accounts payable. Various vendors have initiated legal actions against Mass Energy, Inc. to force payment of past due accounts, but Mass Energy, Inc. lacks the cash resources to make such payments. One suit has been filed against Pangea Petroleum Corporation alleging that it is responsible for the debt of its former subsidiary, Mass Energy, Inc. The result of legal actions against the Company cannot be predicted, but this legal action and the Company's recurring negative financial results raise substantial doubt about the Company's ability to continue as a going concern.

                          PANGEA PETROLEUM CORPORATION

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   __________


4.   GOING CONCERN CONSIDERATIONS, CONTINUED
     ---------------------------------------

     In 2002, the Company developed a plan and took actions to improve its financial position and deal with its liquidity problems. In the first step of the plan, the Company negotiated a settlement agreement (the "Settlement Agreement") between the Company and certain parties related to the Company. Under the terms of the Settlement Agreement the Company received a cash payment of $75,000 and marketable equity securities of $153,000 and fully satisfied $296,010 of liabilities and claims in exchange for various assets with a carrying value of $171,642. Due to the related party nature of the Settlement Agreement, the Company recognized no gain, but recognized a increase to additional paid-in capital of $352,368. (See Note 5) In the second step of the plan the Company sold Mass Energy, Inc. in a transaction that management believes will improve both the Company's overall financial position and its chances of acquiring economically viable oil & gas properties or engaging in transactions necessary for the future viability of the Company. The final steps of the plan are still being developed, but may include additional private placements of the Company's common stock, additional oil and gas property acquisitions and/or exploration efforts, and efforts to raise additional debt financing or equity investments. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability as a going concern.

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


5.   ACQUISITION AND SUBSEQUENT DISPOSITION OF MASS ENERGY, INC.
     -----------------------------------------------------------

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

     Almost immediately, the Mass Energy, Inc. acquisition produced negative financial results. A series of costly dry-hole projects caused the financial position of Mass Energy, Inc., and accordingly, the Company's consolidated financial position, to deteriorate. Over the next two years, trade payables and other liabilities increased dramatically. Mass Energy Inc.'s unpaid liabilities resulted in legal actions by a number of its vendors and certain of the legal actions seek relief from Pangea Petroleum Corporation.

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

                          PANGEA PETROLEUM CORPORATION

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   __________


5.   ACQUISITION AND SUBSEQUENT DISPOSITION OF MASS ENERGY, INC., CONTINUED
     ----------------------------------------------------------------------

     Based on the Transaction, the operations of Mass Energy, Inc have been separated from continuing operations and presented as loss from operation of discontinued business segment in the accompanying statement of operations:

     The following is a summary of the operating results of Mass Energy, Inc. for the period from January 1, 2002 to March 31, 2002:


         Sales and operating revenues                                  $31,895

         Selling, general and administrative                             9,142
                                                                       -------

            Net income                                                 $22,753
                                                                       =======


6.   INCOME TAXES
     ------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of March 31, 2003, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $21,000,000 which expire in various tax years through 2023. Under the provisions of Section 382 of the Internal Revenue Code, the net operating loss carryforwards attributable to Mass Energy, Inc. and other losses incurred prior to the ownership change in the Company when it recapitalized in 2000 will severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be unable to take full advantage of a substantial portion of its NOL for federal income tax purposes should the Company generate taxable income.

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the three months ended March 31, 2003 and 2002 relates primarily to increases in the valuation allowances for deferred tax assets related to net operating losses.


7.   NON-CASH INVESTING AND FINANCING ACTIVITIES
     -------------------------------------------

     During the three months ended March 31, 2003 and 2002, the Company engaged in various non-cash financing and investing activities as follows:

                                                           2002         2001
                                                          -------       -----

     Related party note payable converted to equity       $26,500       $   -


8.   RELATED PARTY TRANSACTIONS
     --------------------------

     During the three months ended March 31, 2003 the Company was engaged in various transactions with related parties as follows:

     The Company received proceeds from notes payable to related parties of $30,000. The Company retired notes payable to related parties of $26,500 and related accrued interest of $2,361 by converting those notes to 3,150,645 shares of the Company's common stock

     The Company issued 2,777,777 shares of common stock and recognized consulting fees of $27,778 under a consulting agreement with a stockholder to provide record-keeping and other administrative services

     In addition to the transactions and balances described above, the Company has various related party notes payable at March 31, 2003 of $352,648

                         PART I - FINANCIAL INFORMATION

ITEN 1. CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of the company are set forth beginning on page F-1.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2002. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. See "Forward Looking Information" below.

GENERAL

Pangea Petroleum Corporation ("Pangea" or "Company"), a Colorado corporation, was organized on March 11, 1997, as Zip Top, Inc. On December 11, 1998, the Company changed our name to Pangea Petroleum Corporation. Pangea is located at 5850 San Felipe, Suite 500, Houston, Texas 77057. Pangea has a Company website is www.pangeapetroleum.com.

Pangea is a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol "PAPO". Pangea is an independent energy company focused on exploration and development of oil and natural gas reserves. Pangea's core business is directed to the development of oil and gas prospects in proven onshore production areas. The Company devotes essentially all of it resources on revenue producing activities by keeping its overhead at a minimum level through the retention of carefully selected, highly qualified consultants, contractors and service companies.

Pangea will create shareholder value by using capital and proven technology to exploit energy prospects that are of minor interest to larger companies due to their size and location. The Company will invest in projects at different levels of participation, generally as a minor owner, such that daily operating responsibility is in the hands of experienced, high quality partners and or contractors. Producing properties may be resold as appropriate to establish and maintain optimum asset value.

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


FORWARD-LOOKING  INFORMATION

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

OIL AND GAS PRODUCING ACTIVITIES
--------------------------------

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

OIL AND GAS REVENUES
--------------------

Oil and gas revenues will be recorded under the sales method. Under this method the Company will recognize oil and gas revenues when production occurs and will accrues revenue relating to production for which the Company has not received payment. As of March 31, 2003, the Company had not yet successfully completed drilling efforts at any of its prospect. Subsequent to March 31, 2003, the Company's Panola county prospect was completed and began producing . No revenue related to oil and gas production is reported in the accompanying financial statements.

GENERAL

Pangea Petroleum Corporation ("Pangea" or "Company"), a Colorado corporation, was organized on March 11, 1997, as Zip Top, Inc. On December 11, 1998, the Company changed our name to Pangea Petroleum Corporation. Pangea is located at 5850 San Felipe, Suite 500, Houston, Texas 77057. Pangea has a Company website is www.pangeapetroleum.com.

RESULTS OF OPERATIONS

During the first quarter of 2003, the Company reported no revenue; however the Company's Panola county prospect was completed and began producing just after quarter endDuring the fourth quarter of 2002, Pangea committed to participate in the drilling of two prospects in Panola County and Liberty County, Texas. The Company has an interest in a third well in Duval County. The Duvall county well has produced since the third quarter of 2002, however revenue from that activity is currently tied up in a legal dispute between Pangea and the operator of the well. The Company expects to prevail in this case.

Panola County is a 7300' well designed to test the Lower Pettit and Travis Peak formations. The well has good surrounding well control and a favorable lease position. Drilling began on February 9, 2003 and several potentially productive zones were encountered. The well has been completed and was placed on production in April 2003. Pangea holds a 5% working interest (3.75% net interest after royalty) in this well.

Liberty County is a 7300' Yegua and Cockfield formation test. The prospect was developed off 3D seismic data and has excellent well control in the surrounding area. The prospect area is entirely under lease and has the potential for multiple prospects. The well is currently being drilled. Pangea holds a 10% working interest (7.7% net interest after royalty) in this well.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THREE MONTHS ENDED MARCH 31, 2003.

The net loss of $147,556 for the three months ended March 31, 2003 increased by $103,060 as compared to a net loss of $44,496 for the three months ended March 31, 2002. The increase is attributable to general and administrative expenses incurred to as the Company has refocused its efforts on the search for viable oil and gas prospects and has put the management team in place to implement its plan.

LIQUIDITY AND CAPITAL RESOURCES

The Company used funds private placement funds received from investors and loans from insiders to invest in the two wells listed above as well as to operate the company. The Company will generate revenue from the well in Panola County in the second quarter of 2003.

Currently, the only liabilities reflected on the balance sheet are current trade payables, accrued liabilities to officers, directors and a shareholder of the Company and a deferred gain on the sale of Mass Energy. While the Company feels that it will prevail on the current alter ego claim against it, the Company has deferred some of the gain from the sale of Mass Energy, Inc. The accrued liabilities are for salaries due to officers of the Company. The officers have chosen to defer any cash salary until such time that the Company can support it.

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

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Charles B. Pollock, our Chief Executive Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Scott Duncan, our Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM 2. CHANGES IN SECURITIES

The following information sets forth certain information for all securities the Company issued from January 1, 2003 through March 31, 2003, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.

The Company issued 3,077,777 shares for consulting services provided during the quarter ended March 31 2003 and these issuances were valued at $30,778 . The Company issued 5,090,420 shares as compensation to officers and directors under employment contracts and these issuances were valued at $38,784. The Company issued a total of 2,349,729 shares under private placements to three investors for a total of $16,000. Finally, the Company issued 2,349,729 shares of its common stock to convert a $26,500 related party promissory note to BTS Group in the amount of $29,006.45 that was converted into 2,349,729 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on May 20, 2003.

PANGEA PETROLEUM CORPORATION

By:  /s/ Charles B. Pollock                      Date: May 20, 2003
     -----------------------------
     Charles B. Pollock,
     Chairman of the Board, and Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Charles B. Pollock, certify that:

1.   I  have  reviewed  this quarterly report on Form 10-QSB of Pangea Petroleum
     Corp.;

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

Date: May 20, 2003
/s/Charles B. Pollock
---------------------
Chairman of the Board and
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Scott Duncan, certify that:

1.   I  have  reviewed  this quarterly report on Form 10-QSB of Pangea Petroleum
     Corp.;

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

     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 20, 2003
/s/ Scott Duncan
----------------
Scott Duncan
Chief Financial Officer

Certification  of  Chief Executive Officer of Pangea Petroleum Corp. pursuant to
--------------------------------------------------------------------------------
Section  906 of the Sarbanes-Oxley Act of 1992 and Section 1350 of 18 U.S.C. 63.
-------------------------------------------------------------------------------

I, Charles B. Pollock, the Chief Executive Officer of Pangea Petroleum Corp. hereby certify that to my knowledge, Pangea Petroleum Corp. quarterly report on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Pangea Petroleum Corp.


Date: May 20, 2003                               /s/ Charles B. Pollock
                                                 ----------------------
                                                 Charles B. Pollock
                                                 Chief Executive Officer of
                                                 Pangea Petroleum Corp.


Certification  of  Chief Financial Officer of Pangea Petroleum Corp. pursuant to
--------------------------------------------------------------------------------
Section  906 of the Sarbanes-Oxley Act of 1992 and Section 1350 of 18 U.S.C. 63.
-------------------------------------------------------------------------------

I, Scott Duncan the Chief Financial Officer of Pangea Petroleum Corp. hereby certify that to my knowledge, Pangea Petroleum Corp. quarterly report on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the quarterly report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Pangea Petroleum Corp.

Date: May 20, 2003                               /s/ Scott Duncan
                                                 ----------------
                                                 Scott Duncan
                                                 Chief Financial Officer of
                                                 Pangea Petroleum Corp.