Form 10QSB
period 2003-06-30
PANGEA PETROLEUM CORP
filed 2003-08-13
CIK 1077319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

The number of shares outstanding of the Company's common stock as of August 7, 2003 is shown below:

Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 80,984,193

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

SIGNATURES

                          PANGEA PETROLEUM CORPORATION
                                   __________





              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                          PANGEA PETROLEUM CORPORATION
                                TABLE OF CONTENTS
                                   __________



                                                                            PAGE
                                                                            ----

Unaudited Consolidated Condensed Financial Statements:

  Unaudited Consolidated Condensed Balance Sheets as of
    June 30, 2003 and December 31, 2002                                     F-3

  Unaudited Consolidated Condensed Statements of Operations
    for the three months and six months ended June 30, 2003
    and 2002                                                                F-4

  Unaudited Consolidated Condensed Statements of Stockholders'
    Equity for the six months ended June 30, 2003                           F-5

  Unaudited Consolidated Condensed Statements of Cash Flows
    for the six months ended June 30, 2003 and 2002                         F-6

Notes to Unaudited Consolidated Condensed Financial Statements              F-7

                                 PANGEA PETROLEUM CORPORATION
                        UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                             JUNE 30, 2003 AND DECEMBER 31, 2002
                                          __________


                                                                    JUNE 30,      DECEMBER 31,
                                                                      2003            2002
     ASSETS                                                        (UNAUDITED)       (NOTE)
     ------                                                       -------------  --------------
Current assets:
  Cash                                                            $     28,702   $      14,627
  Employee advances and other receivables                                5,200           2,784
  Prepaid expenses                                                       1,500           4,720
                                                                  -------------  --------------

    Total current assets                                                35,402          22,131
                                                                  -------------  --------------

Property and equipment                                                 123,334          16,689
Less accumulated depreciation, depletion and amortization              (16,664)       ( 15,389)
                                                                  -------------  --------------

  Net property and equipment                                           106,670           1,300
                                                                  -------------  --------------

      Total assets                                                $    142,072   $      23,431
                                                                  =============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                                $     22,619   $       6,956
  Accrued liabilities                                                  143,849         108,552
  Notes payable to related parties                                     362,684         319,638
  Deferred gain on sale of Mass Energy, Inc.                         1,475,141       1,475,141
                                                                  -------------  --------------

    Total current liabilities                                        2,004,293       1,910,287
                                                                  -------------  --------------

Notes payable to related parties, net of current portion                     -          21,046
                                                                  -------------  --------------

      Total liabilities                                              2,004,293       1,931,333
                                                                  -------------  --------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock: $.001 par value; 5,000,000 shares authorized              -               -
  Common stock: $.001 par value; 100,000,000 shares authorized;
    89,852,681 and 64,333,554 shares issued and 84,261,681
    and 58,742,554 outstanding at June 30, 2003 and December 31,
    2002, respectively                                                  89,852          64,334
  Additional paid-in capital                                        15,656,121      15,590,891
  Unissued common stock                                                 30,000               -
  Accumulated deficit                                              (17,620,613)    (17,300,987)
                                                                  -------------  --------------

                                                                    (1,844,640)     (1,645,762)

  Less subscriptions receivable                                        (17,581)        (38,500)
  Less treasury stock: 5,591,000 shares at cost                              -        (223,640)
                                                                  -------------  --------------

      Total stockholders' deficit                                   (1,862,221)     (1,907,902)
                                                                  -------------  --------------

        Total liabilities and stockholders' deficit               $    142,072   $      23,431
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

                                  PANGEA PETROLEUM CORPORATION
                    UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                           __________


                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     JUNE 30,                     JUNE 30,
                                             --------------------------  --------------------------
                                                 2003          2002          2003          2002
                                             ------------  ------------  ------------  ------------

Revenue                                      $     5,473   $         -   $     5,473   $         -

Costs and expenses:
  Selling, general and administrative            167,137       285,774       305,231       345,258
  Depreciation, depletion and amortization         1,275         1,308         1,347             -
  Interest expense                                 9,131        10,297        18,521        29,813
  Loss on sale of securities                           -        10,444             -             -
                                             ------------  ------------  ------------  ------------

    Loss from continuing operations             (172,070)     (307,823)     (319,626)     (375,071)

Income from operation of discontinued
  exploration and production subsidiary                -             -             -        22,753
                                             ------------  ------------  ------------  ------------

        Net loss                             $  (172,070)  $  (307,823)  $  (319,626)  $  (352,318)
                                             ============  ============  ============  ============

Basic and diluted net loss per common share
  Continuing operations                      $     (0.00)  $     (0.01)  $     (0.00)  $     (0.00)
  Discontinued operations                           0.00          0.00          0.00          0.00
                                             ------------  ------------  ------------  ------------

        Net loss                             $      0.00   $      0.01   $     (0.00)  $     (0.00)
                                             ============  ============  ============  ============

Weighted average common shares                82,918,198    56,944,708    77,386,831    54,802,443
                                             ============  ============  ============  ============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                             PANGEA PETROLEUM CORPORATION
                         UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                        FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                      __________


                                                                                                                       TOTAL
                                              ADDITIONAL   UNISSUED                       STOCK                    STOCKHOLDERS'
                           COMMON STOCK        PAID-IN      COMMON      RETAINED      SUBSCRIPTIONS    TREASURY       EQUITY
                        SHARES      AMOUNT     CAPITAL       STOCK      EARNINGS       RECEIVABLE       STOCK        (DEFICIT)
                      -----------  --------  ------------  ---------  -------------  ---------------  ----------  ---------------
Balance at
  December 31, 2002   64,333,554   $64,334   $15,590,891   $       -  $(17,300,987)  $      (38,500)  $(223,640)  $   (1,907,902)

Common stock issued
  for cash             6,274,729     6,275        58,525      30,000             -                -           -           94,800

Common stock issued
  to compensate
  employees
  and consultants     21,103,649    21,103       193,813           -             -                -           -          214,916

Common stock issued
  for Legal services     581,104       581         5,230           -             -                -           -            5,811

Common stock issued
  to Convert $26,500
  of related party
  debt and $2,361
  of accrued
  interest to
  equity               3,150,645     3,150        25,711           -             -                -           -           28,861

Cancellation of
  treasury stock      (5,591,000)   (5,591)     (218,049)          -             -                -     223,640                -

Stock subscription
  or receivable
  paid treated as
  compensation                 -         -             -           -             -           20,919           -           20,919

Net loss                       -         -             -           -      (319,626)               -           -         (319,626)
                      -----------  --------  ------------  ---------  -------------  ---------------  ----------  ---------------

Balance at
  June 30, 2003       89,852,681   $89,852   $15,656,121   $  30,000  $(17,620,613)  $      (17,581)  $       -   $   (1,862,221)
                      ===========  ========  ============  =========  =============  ===============  ==========  ===============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                          PANGEA PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   __________


                                                                   2003        2002
                                                                ----------  ----------
Cash flows from operating activities:
  Net loss                                                      $(319,626)  $(352,318)
  Adjustments to reconcile net loss to net cash
    used in operating activities:                                 300,627     214,728
                                                                ----------  ----------

        Net cash used in continuing operations                    (18,999)   (137,590)
        Net cash provided by (used in) discontinued operations          -           -
                                                                ----------  ----------

          Net cash used in operating activities                   (18,999)   (137,590)
                                                                ----------  ----------

Cash flows from investing activities:
  Capital and exploratory expenditures                           (106,645)     (1,444)
  Proceeds from sale of securities                                      -      54,556
  Proceeds from disposal of assets under settlement agreement           -      75,000
                                                                ----------  ----------

        Net cash provided by (used in) continuing operations     (106,645)          -
        Net cash provided by (used in) discontinued operations          -           -
                                                                ----------  ----------

          Net cash provided by (used in) investing activities    (106,645)    128,112
                                                                ----------  ----------

Cash flows from financing activities:
  Proceeds from the sale of common stock                           94,800      22,575
  Proceeds from notes payable to related parties                   40,000      26,500
  Payment on subscriptions receivable                               4,919           -
                                                                ----------  ----------

        Net cash provided by continuing operations                139,719      49,075
        Net cash provided by discontinued operations                    -           -
                                                                ----------  ----------

          Net cash provided by financing activities               139,719      49,075
                                                                ----------  ----------

Net increase in cash and cash equivalents                          14,075      39,597

Cash and cash equivalents at beginning of year                     14,627      17,377
                                                                ----------  ----------

Cash and cash equivalents at end of year                        $  28,702   $  56,974
                                                                ==========  ==========


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


3.    INTERIM  FINANCIAL  STATEMENTS
      ------------------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
      Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the respective full years.

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


4.    GOING  CONCERN  CONSIDERATIONS
      ------------------------------

      Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2002 and 2001, the Company reported net losses of $1,275,753 and $9,000,347, respectively, and negative cash flows from operations of $223,963 and $1,396,624 respectively. Such negative financial results have continued in the three months and six months ended June 30, 2003.

      Continuing negative operating results produced a working capital deficit of $1,968,991 as of June 30, 2003. The negative operating results were largely caused by the Company's former subsidiary, Mass Energy, Inc. Mass Energy, Inc. became severely delinquent on certain accounts payable. Various vendors have initiated legal actions against the Company and Mass Energy, Inc. to force payment of past due accounts, but Mass Energy, Inc. lacks the cash resources to make such payments. One suit has been filed against Pangea Petroleum Corporation alleging that it is responsible for the debt of its former subsidiary, Mass Energy, Inc. The result of legal actions against the Company cannot be predicted, but this legal action and the Company's recurring negative financial results raise substantial doubt about the Company's ability to continue as a going concern.

                          PANGEA PETROLEUM CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


4.    GOING  CONCERN  CONSIDERATIONS,  CONTINUED
      ------------------------------------------

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

                          PANGEA PETROLEUM CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


5.    ACQUISITION  AND  SUBSEQUENT  DISPOSITION OF MASS ENERGY, INC., CONTINUED
      -------------------------------------------------------------------------

      Based on the Transaction, the operations of Mass Energy, Inc have been separated from continuing operations and presented as loss from operation of discontinued business segment in the accompanying statement of operations:

      The following is a summary of the operating results of Mass Energy, Inc. for the three months and six months ended June 30, 2002:

        Sales and operating revenues                                     $31,895

        Selling, general and administrative                                9,142
                                                                         -------

           Net income                                                    $22,753
                                                                         =======

6.    INCOME  TAXES
      -------------

      The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of June 30, 2003, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $21,000,000 which expire in various tax years through 2023. Under the provisions of Section 382 of the Internal Revenue Code, the net operating loss carryforwards attributable to Mass Energy, Inc. and other losses incurred prior to the ownership change in the Company when it recapitalized in 2000 will severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be unable to take full advantage of a substantial portion of its NOL for federal income tax purposes should the Company generate taxable income.

      The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the three months and six months ended June 30, 2003 and 2002 relates primarily to increases in the valuation allowances for deferred tax assets related to net operating losses.


7.    RELATED  PARTY  TRANSACTIONS
      ----------------------------

      During the three months and six months ended June 30, 2003 the Company was engaged in various transactions with related parties as follows:

          The Company received proceeds from notes payable to related parties of $30,000. The Company retired notes payable to related parties of $26,500 and related accrued interest of $2,361 by converting those notes to 3,150,645 shares of the Company's common stock

          The Company issued 2,777,777 shares of common stock and recognized consulting fees of $27,778 under a consulting agreement with a stockholder to provide record-keeping and other administrative services

      In addition to the transactions and balances described above, the Company has various related party notes payable at June 30, 2003 of $352,648


8.    NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
      -----------------------------------------------

      During the three months and six months ended June 30, 2003 and 2002, the Company engaged in various non-cash financing and investing activities as follows:

                                                                  2003     2002
                                                                 -------  ------
Related party note payable converted to equity                   $26,500  $    -

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

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended June 30, 2003 and 2002, the Company reported net losses of $172,070 and $307,823 respectively.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

- The Company's ability to continue to successfully obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

- The Company's ability to locate, prove and produce from economically viable oil and gas reserves.

- The Company's ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.


RESULTS OF OPERATIONS

Pangea has drilled four wells to date in 2003. Two are in the process of being completed and should start generating revenue within a month. Additionally, the Company is generating revenue from two other wells, and has net working interest production of 55 mcf per day.

PANOLA COUNTY is a 7300' well designed to test the Lower Pettit and Travis Peak formations. The well was placed on production on March 20, 2003, and is currently producing 300 mcf from the Lower Pettit interval. Pangea holds a 5% working interest (3.75% net interest after royalty) in this well.

LIBERTY COUNTY is a 7300' Yegua and Cockfield formation test. The prospect was developed off 3D seismic data and has excellent well control in the surrounding area. The well has been drilled and was placed on production on June 13, 2003 and is producing 400 mcf per day from the lowest interval in the Yegua sand.
Initial evaluation is that the well contains two additional prospective producing intervals that will be completed in the future. Pangea holds a 10% working interest (7.7% net interest after royalty) in this well.

LEE COUNTY is a Lower Wilcox prospect identified in a 2D seismic analysis that shows a closure between two existing Lower Wilcox producing fields in the area. Drilling on this well was completed on July 30, 2003 and the well logs confirmed the presence of a productive oil interval that was also present in the adjacent deep well log and sidewall cores, that offsets this well in the center of the closure. The deep well was never tested because of mechanical constraints. The Lower Wilcox is an oil producer in the area and encompasses approximately 130 acres in the Theroit Ranch structure. Pangea has a 17.5% working interest (13.125% net interest). The well is expected to be placed on production in the next few weeks and Pangea should start generating revenue from this well by the end of August.

AUSTIN COUNTY is a 2600' Frio zone test that is based on 3D seismic analysis, combined with a log analysis from a deep well in the fault block that was logged but not able to be produced in the shallow sand. Drilling on this well was completed on August 4, 2003. Initial analysis indicates that the target sands were present as predicted by the seismic. The well will be completed and production tested to determine the extent of the gas reserve and potential production rate in the next few weeks. The Company has a 15.3% working interest (11.48% net interest). Pending results of the production test, the well will be completed and placed online within a month.

DUVAL COUNTY is the fifth well in which the Company has an interest. This well has produced since the third quarter of 2001, however revenue from that activity is currently tied up in a legal dispute between Pangea and the operator of the well. Pangea has agreed to arbitration to settle the issues and is awaiting scheduling. The Company expects to prevail in this case.

COMPARISON OF QUARTER ENDED JUNE 30, 2002 TO QUARTER ENDED JUNE 30, 2003.

The net loss of $172,070 for the three months ended June 30, 2003 decreased by $135,753 as compared to a net loss of $307,823 for the three months ended June 30, 2002. The decrease is attributable to a decrease in general and administrative expenses incurred as the Company's management team focused its efforts on participation in viable oil and gas prospects and committed to the prospects noted above. During the three months ended June 30, 2002, general and administrative expenses were higher as the Company was actively evaluating oil and gas prospects and resolving outstanding issues within the Company, which resulted in a Settlement Agreement and the sale of a subsidiary, Mass Energy. The Company generated revenue of $5,473 for the three months ended June 30, 2003 compared to no revenue in the three months ended June 30, 2002. This reflects the participation in ongoing oil and gas wells. These wells are also reflected in the increase in assets. Net property and equipment increased to $106,670 at June 30, 2003 from $1,300 at December 31, 2002 and total assets increased by $118,641 to $142,072 during the three months ended June 30, 2003 compared to $23,431 at December 31, 2002.

Total liabilities increased from $1,931,333 for the year ended December 31, 2002 to $2,004,293 for the three months ended June 30, 2003. The increase in liabilities is primarily related to deferred salaries and related expenses. Currently, the only liabilities reflected on the balance sheet are current trade payables, accrued liabilities to officers, directors and a shareholder of the
Company and a deferred gain on the sale of Mass Energy.    The accrued
liabilities to officers are for salaries that were deferred and related expenses. The officers have chosen to defer any cash salary until such time that the Company can support it.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30, 2003.

The net loss of $319,626 for the six months ended June 30, 2003 decreased by $32,692 as compared to a net loss of $352,318 for the six months ended June 30, 2002. The decrease is attributable to a decrease in general and administrative expenses as well as a $11,292 decrease in interest expense as several notes were converted to equity, thus, eliminating the interest expense. During the six months ended June 30, 2002, general and administrative expenses were higher as the Company was actively evaluating oil and gas prospects and resolving outstanding issues within the Company which resulted in a Settlement Agreement and the sale of a subsidiary, Mass Energy.

The Company generated revenue of $5,473 for the six months ended June 30, 2003 compared to no revenue in the six months ended June 30, 2002. This reflects the participation in ongoing oil and gas wells. These wells are also reflected in the increase in assets.


LIQUIDITY AND CAPITAL RESOURCES

The Company plans to invest in additional oil and gas projects The Company has developed a plan and has taken measurable steps to improve its financial position and to deal with its liquidity issues. The Company has reduced general and administrative costs by deferring all salaries until such time revenues can support salaries and by minimizing overhead to the best of the Company's ability.

Additionally, the Company used private placement funds received from investors and loans from insiders to invest in the four wells listed above as well as to operate the company. The Company has started generating revenue from the wells in Panola County and Liberty County. Two additional wells are in the process of being drilled and completed.

The Company has a drilling plan in place for an additional three wells in 2003 and six wells in 2004. However, to participate fully and at the levels the Company intends, Pangea will need to include additional private placements, debt financing or equity investments. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability.

2003 OUTLOOK

The Company has benefited, thus far, from it's strategy of investing in shallow onshore oil and gas projects. Pangea will continue to avoid investing in "wildcat" or deep exploratory wells, and continue investing in development well prospects that are supported by seismic data, good information from adjacent wells and proven production from the surrounding area. Additionally, Pangea has chosen to diversify it's risk by taking a minority working interest in the wells drilled, such that the Company is not dependent on the success of any one project, or highly impacted by an unsuccessful well. The results of this approach are that the Company has two successful wells completed in 2003, and two wells drilled that are awaiting completion. In addition to the current wells, the Company has the additional sites on existing leases that may be developed.

Pangea is also continuing to evaluate and develop prospects in Texas, Louisiana, Michigan, and Oklahoma to add new wells to the prospect list. The ability to invest further will be heavily dependent on securing additional capital from investors or debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.

FORWARD-LOOKING INFORMATION

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

OIL  AND  GAS  REVENUES
-----------------------

Oil and gas revenues will be recorded under the sales method. Under this method, the Company will recognize oil and gas revenues when production occurs and will accrue revenue relating to production for which the Company has not received payment. The Company's Panola county prospect was completed and began producing on March 20, 2003, and the Liberty County prospect began producing to sales on June 12, 2003. The actual and accrued revenue from these two wells is reported in the accompanying financial statements.

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

                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM 2. CHANGES IN SECURITIES

The following information sets forth certain information for all securities the Company issued from April 1, 2003 through June 30, 2003, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.

A total of 3,925,000 shares were issued for private placements to four investors for a total of $47,800.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on August 12, 2003.

PANGEA PETROLEUM CORPORATION

     By:  /s/  Charles B. Pollock                   Date: August 12, 2003
          -----------------------                         ---------------
          Charles B. Pollock,
          Chairman of the Board, and Chief Executive Officer





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

Date: August 12, 2003
/s/ Charles B. Pollock
----------------------
Charles B. Pollock
Chief Executive Officer

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

Date: August 12, 2003
/s/ Scott Duncan
----------------
Scott Duncan
Chief Financial Officer

Certification of Chief Executive Officer of Pangea Petroleum Corporation
------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C. 63.
---------

I, Charles B. Pollock, the Chief Executive Officer of Pangea Petroleum Corporation hereby certify that to my knowledge, Pangea Petroleum Corporation's periodic report on Form 10-QSB for the period ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Pangea Petroleum Corporation.

Date:   August 12, 2003           /s/     Charles B. Pollock
                                          ------------------
                                          Charles B. Pollock,
                                          Chief Executive Officer
                                          Pangea Petroleum Corporation





Certification of Chief Financial Officer of Pangea Petroleum Corporation
------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C. 63.
---------

I, Scott Duncan, the Chief Financial Officer of Pangea Petroleum Corporation hereby certify that to my knowledge, Pangea Petroleum Corporation's periodic report on Form 10-QSB for the period ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Pangea Petroleum Corporation.

Date:    August 12, 2003          /s/     Scott Duncan
                                          ------------
                                          Scott Duncan,
                                          Chief Financial Officer of
                                          Pangea Petroleum Corporation