Form 10QSB
period 2003-09-30
PANGEA PETROLEUM CORP
filed 2003-11-14
CIK 1077319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

The number of shares outstanding of the Company's common stock as of September 30, 2003 is shown below:

Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 99,202,334

Documents Incorporated by Reference: None

                          PANGEA PETROLEUM CORPORATION
                         PART I - FINANCIAL INFORMATION
                                Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Controls and Procedures

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

Item 4 - Submission of Matters to a Vote of Security Holders

Item 6 - Exhibits and Reports on Form 8-K


SIGNATURES

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The  financial  statements  of  the company are set forth beginning on page F-1.




                          PANGEA PETROLEUM CORPORATION
                                   __________





              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                          PANGEA PETROLEUM CORPORATION
                                TABLE OF CONTENTS
                                   __________



                                                                            PAGE
                                                                            ----

Unaudited Consolidated Condensed Financial Statements:

  Unaudited Consolidated Condensed Balance Sheets as of
    September 30, 2003 and December 31, 2002                                F-3

  Unaudited Consolidated Condensed Statements of Operations
    for the three months and nine months ended September 30, 2003
    and 2002                                                                F-4

  Unaudited Consolidated Condensed Statements of Stockholders'
    Equity for the nine months ended September 30, 2003                     F-5

  Unaudited Consolidated Condensed Statements of Cash Flows
    for the nine months ended September 30, 2003 and 2002                   F-6

Notes to Unaudited Consolidated Condensed Financial Statements              F-7

                                  PANGEA PETROLEUM CORPORATION
                         UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                            SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                           __________


                                                                    SEPTEMBER,     DECEMBER 31,
                                                                       2003           2002
     ASSETS                                                         (UNAUDITED)      (NOTE)
     ------                                                       -------------  --------------
Current assets:
  Cash                                                            $     16,640   $      14,627
  Employee advances and other receivables                                7,882           2,784
  Prepaid expenses                                                           -           4,720
                                                                  -------------  --------------

    Total current assets                                                24,522          22,131
                                                                  -------------  --------------

Property and equipment                                                 181,180          16,689
Less accumulated depreciation, depletion and amortization              (19,747)       ( 15,389)
                                                                  -------------  --------------

  Net property and equipment                                           161,433           1,300
                                                                  -------------  --------------

      Total assets                                                $    185,955   $      23,431
                                                                  =============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                                $     19,050   $       6,956
  Accrued liabilities                                                  140,843         108,552
  Notes payable to related parties                                     382,684         319,638
  Deferred gain on sale of Mass Energy, Inc.                         1,475,141       1,475,141
                                                                  -------------  --------------

    Total current liabilities                                        2,017,718       1,910,287
                                                                  -------------  --------------

Notes payable to related parties, net of current portion                     -          21,046
                                                                  -------------  --------------

      Total liabilities                                              2,017,718       1,931,333
                                                                  -------------  --------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock: $.001 par value; 10,000,000 shares authorized             -               -
  Common stock: $.001 par value; 200,000,000 shares authorized;
    99,202,324 and 64,333,554 shares issued and 93,611,324
    and 58,742,554 outstanding at September 30, 2003 and
    December 31,  2002, respectively                                    99,202          64,334
  Additional paid-in capital                                        15,742,065      15,590,891
  Unissued common stock                                                 30,000               -
  Accumulated deficit                                              (17,685,449)          0,987)
                                                                  -------------  --------------

                                                                    (1,814,182)     (1,645,762)

  Less subscriptions receivable                                        (17,581)        (38,500)
  Less treasury stock: 5,591,000 shares at cost                              -        (223,640)
                                                                  -------------  --------------

      Total stockholders' deficit                                   (1,831,763)     (1,907,902)
                                                                  -------------  --------------

        Total liabilities and stockholders' deficit               $    185,955   $      23,431
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

                                    PANGEA PETROLEUM CORPORATION

                     UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                             __________


                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                             --------------------------  --------------------------
                                                 2003          2002          2003          2002
                                             ------------  ------------  ------------  ------------

Revenue                                      $    11,633   $         -   $    17,106   $         -
                                             ------------  ------------  ------------  ------------

Costs and expenses:
  Selling, general and administrative             64,143        65,849       369,374       399,355
  Depreciation, depletion and amortization         3,083             -         4,430         1,308
  Interest expense                                 9,243         6,985        27,764        36,798
  Loss on sale of securities                           -        48,402             -        58,846
                                             ------------  ------------  ------------  ------------

    Loss from continuing operations              (64,836)     (121,236)     (384,462)     (496,307)
                                             ------------  ------------  ------------  ------------

Income from operation of discontinued
  exploration and production subsidiary                -             -             -        22,753
                                             ------------  ------------  ------------  ------------

        Net loss                             $   (64,836)  $  (121,236)  $  (384,462)  $  (473,554)
                                             ============  ============  ============  ============

Basic and diluted net loss per common share
  Continuing operations                      $     (0.00)  $     (0.00)  $     (0.01)  $     (0.01)
  Discontinued operations                          (0.00)        (0.00)        (0.00)        (0.00)
                                             ------------  ------------  ------------  ------------

        Net loss                             $     (0.00)  $     (0.00)  $     (0.00)  $     (0.01)
                                             ============  ============  ============  ============

Weighted average common shares                94,688,904    57,291,602    83,217,566    54,665,706
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

                                               PANGEA PETROLEUM CORPORATION

                            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                         __________



                                                               ADDITIONAL      UNISSUED                         STOCK
                                          COMMON STOCK          PAID-IN         COMMON         RETAINED      SUBSCRIPTIONS
                                      SHARES        AMOUNT      CAPITAL         STOCK          EARNINGS       RECEIVABLE
                                   -------------  ----------  ------------  --------------  ---------------  ------------

Balance at December 31, 2002         64,333,554   $  64,334   $15,590,891   $            -  $  (17,300,987)  $   (38,500)

Common stock issuable for cash        7,474,729       7,475        69,325           30,000               -             -

Common stock issued to compensate
  employees and consultants          29,163,292      29,163       268,169                -               -             -

Common stock issued for legal
  services                              671,104         671         6,018                -               -             -

Common stock issued to convert
  $26,500 of related party debt
  and $2,361 of accrued interest
  to equity                           3,150,645       3,150        25,711                -               -             -

Cancellation of treasury stock       (5,591,000)     (5,591)     (218,049)               -               -             -

Stock subscription receivable
  paid or treated as compensation             -           -             -                -               -        20,919

Net loss                                      -           -             -                -        (384,462)            -
                                   -------------  ----------  ------------  --------------  ---------------  ------------

Balance at September 30, 2003        99,202,324   $  99,202   $15,742,065   $       30,000  $  (17,685,449)  $   (17,581)
                                   =============  ==========  ============  ==============  ===============  ============


                                                  TOTAL
                                               STOCKHOLDERS'
                                    TREASURY      EQUITY
                                     STOCK      (DEFICIT)
                                   ----------  ------------

Balance at December 31, 2002       $(223,640)  $(1,907,902)

Common stock issuable for cash             -       106,800

Common stock issued to compensate
  employees and consultants                -       297,332

Common stock issued for legal
  services                                 -         6,689

Common stock issued to convert
  $26,500 of related party debt
  and $2,361 of accrued interest
  to equity                                -        28,861

Cancellation of treasury stock       223,640             -

Stock subscription receivable
  paid or treated as compensation          -        20,919

Net loss                                   -      (384,462)
                                   ----------  ------------

Balance at September 30, 2003      $       -   $ 1,831,763
                                   ==========  ============



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                              PANGEA PETROLEUM CORPORATION

                          CONSOLIDATED STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                       __________


                                                                   2003        2002
                                                                ----------  ----------

Cash flows from operating activities:
  Net loss                                                      $(384,462)  $(473,554)
  Adjustments to reconcile net loss to net cash
    used in operating activities                                  379,247     276,131
                                                                ----------  ----------

        Net cash used in continuing operations                     (5,215)   (197,423)
        Net cash provided by (used in) discontinued operations          -           -
                                                                ----------  ----------

          Net cash used in operating activities                    (5,215)   (197,423)
                                                                ----------  ----------

Cash flows from investing activities:
  Capital and exploratory expenditures                           (164,491)     (1,444)
  Proceeds from sale of securities                                      -      94,154
  Proceeds from disposal of assets under settlement agreement           -      75,000
                                                                ----------  ----------

        Net cash provided by (used in) continuing operations     (164,491)    167,710
        Net cash provided by (used in) discontinued operations          -           -
                                                                ----------  ----------

          Net cash provided by (used in) investing activities    (164,491)    167,710
                                                                ----------  ----------

Cash flows from financing activities:
  Proceeds from the sale of common stock                          106,800      22,575
  Proceeds from notes payable to related parties                   60,000      26,500
  Payment on subscriptions receivable                               4,919           -
                                                                ----------  ----------

        Net cash provided by continuing operations                171,719      49,075
        Net cash provided by discontinued operations                    -           -
                                                                ----------  ----------

          Net cash provided by financing activities               171,719      49,075
                                                                ----------  ----------

Net increase in cash and cash equivalents                           2,013      19,362

Cash and cash equivalents at beginning of year                     14,627      17,377
                                                                ----------  ----------

Cash and cash equivalents at end of year                        $  16,640   $  36,739
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


3.   INTERIM FINANCIAL STATEMENTS
     ----------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the respective full years.

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


4.   GOING CONCERN CONSIDERATIONS
     ----------------------------

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2002 and 2001, the Company reported net losses of $1,275,753 and $9,000,347, respectively, and negative cash flows from operations of $223,963 and $1,396,624 respectively. Such negative financial results have continued in the three months and nine months ended September 30, 2003.

     Continuing negative operating results produced a working capital deficit of $2,042,240 as of September 30, 2003. The negative operating results were largely caused by the Company's former subsidiary, Mass Energy, Inc. Mass Energy, Inc. became severely delinquent on certain accounts payable. Various vendors have initiated legal actions against the Company and Mass Energy, Inc. to force payment of past due accounts, but Mass Energy, Inc. lacks the cash resources to make such payments. One suit has been filed against Pangea Petroleum Corporation alleging that it is responsible for the debt of its former subsidiary, Mass Energy, Inc. The result of legal actions against the Company cannot be predicted, but this legal action and the Company's recurring negative financial results raise substantial doubt about the Company's ability to continue as a going concern.

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

                          PANGEA PETROLEUM CORPORATION

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


5.   ACQUISITION AND SUBSEQUENT DISPOSITION OF MASS ENERGY, INC., CONTINUED
     ----------------------------------------------------------------------

     Based on the Transaction, the operations of Mass Energy, Inc have been separated from continuing operations and presented as loss from operation of discontinued business segment in the accompanying statement of operations:

     The following is a summary of the operating results of Mass Energy, Inc. for the three months and nine months ended September 30, 2002:

       Sales and operating revenues                                   $   31,895

       Selling, general and administrative                                 9,142
                                                                      ----------

           Net income                                                 $   22,753
                                                                      ==========


6.   INCOME TAXES
     ------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of September 30, 2003, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $21,000,000 which expire in various tax years through 2023. Under the provisions of Section 382 of the Internal Revenue Code, the net operating loss carryforwards attributable to Mass Energy, Inc. and other losses incurred prior to the ownership change in the Company when it recapitalized in 2000 will severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be unable to take full advantage of a substantial portion of its NOL for federal income tax purposes should the Company generate taxable income.

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the three months and six months ended June 30, 2003 and 2002 relates primarily to increases in the valuation allowances for deferred tax assets related to net operating losses.


8.   RELATED PARTY TRANSACTIONS
     --------------------------

     During the three months and nine months ended September 30, 2003 the Company was engaged in various transactions with related parties as follows:

          The Company received proceeds from notes payable to related parties of $60,000. The Company retired notes payable to related parties of $26,500 and related accrued interest of $2,361 by converting those notes to 3,150,645 shares of the Company's common stock

          The Company issued 5,777,777 shares of common stock and recognized consulting fees of $57,778 under a consulting agreement with a stockholder to provide record-keeping and other administrative services

     In addition to the transactions and balances described above, the Company has various related party notes payable at September 30, 2003 of $382,684.


7.   NON-CASH INVESTING AND FINANCING ACTIVITIES
     -------------------------------------------

     During the three months and nine months ended September 30, 2003 and 2002, the Company engaged in various non-cash financing and investing activities as follows:

                                                           2003           2002
                                                      -------------  -----------

Related party note payable converted to equity        $      26,500  $         -

                          PANGEA PETROLEUM CORPORATION

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


8.   SUBSEQUENT EVENTS
     -----------------

     On October 3, 2003, the Company amended its Articles of Incorporation to increase the number of shares authorized to 210,000,000, consisting of 200,000,000 shares of common stock, par value $0.001 per share ("common stock") and 10,000,000 shares of preferred stock, par value $0.001 per share ("preferred stock").

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

GENERAL

Pangea Petroleum Corporation ("Pangea" or "Company"), a Colorado corporation, was organized on March 11, 1997. Pangea is located at 5850 San Felipe, Suite 500, Houston, Texas 77057. Pangea's company website can be viewed at www.pangeapetroleum.com.

Pangea is a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol "PAPO". The Company is an independent energy company focused on exploration and development of oil and natural gas reserves. The Company's core business is directed at the development of oil and gas prospects in proven onshore production areas. Pangea is pursuing a development program designed to achieve profitability by distributing risk across multiple oil and gas projects. Pangea diversifies its risk by carefully identifying prospects that fit within strict parameters and by varying the working interest taken in each project. The Company devotes essentially all of it's resources on revenue producing activities by keeping its overhead at a minimum level through the retention of carefully selected consultants, contractors and service companies.

Pangea will create shareholder value by using capital and proven technology to obtain energy prospects that are of minor interest to larger companies due to their size and location. The Company will invest in projects at different levels of participation, generally as a minority owner, so that daily operating responsibility is in the hands of experienced, high quality partners and contractors. Producing properties may be resold as appropriate to establish and maintain optimum asset value.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended September 30, 2003 and 2002, the Company reported net losses of $64,836 and $121,236 respectively.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

- The Company's ability to continue to obtain sources of outside financing to support near term operations and to allow the Company to continue to make strategic investments in new oil and gas well prospects.

- The Company's ability to locate attractive development prospects, and coordinate with timely funding that will allow the Company to increase oil and gas reserves and production.

- The Company's ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

RESULTS  OF  OPERATIONS

Pangea has drilled four wells and has completed two of those wells during the nine months ended September 30, 2003. As of September 30, 2003, the Company is generating revenue from the two wells, and has net working interest production of 50 mcf per day. During the third quarter the following activities took place on the Company's wells:

LIBERTY COUNTY produced from the lowest Yegua interval with a decline in gas production and an increase in oil and water production, indicating a depletion of reserves in this interval. This interval was an unexpected bonus when drilled, and produced for four months. At the end of September, plans were made to re-complete the well in the Cockfield formation when the lower Yegua ceased production. The well ceased production on October 6, 2003 and was re-completed in mid-October, 2003 and was placed back in production on October 23, 2003. The well is currently producing 400 mcf per day. The well contains two additional prospective producing intervals that have not been evaluated. Pangea holds a 10% working interest (7.7% net interest after royalty) in this well.

LEE COUNTY is a Lower Wilcox prospect identified in a 2D seismic analysis that shows a closure between two existing Lower Wilcox producing fields in the area. Pangea has a 17.5% working interest (13.125% net interest) in the prospect. Drilling was completed on July 30, 2003 and showed 40feet of overall sand with 16to 18 feet of oil sand in the upper portion and water in the lower 22 feet. The well was tested in early August, 2003 and showed signs of oil at a low rate of production. Thus, the well was stimulated with an acid treatment which greatly increased the water production rate, making the well uneconomical to produce. Pangea and its partners have reviewed the reservoir data and determined that there may be locations that are up structure from the first well, and thus, are further from the underlying water. We are in the process of gathering additional data to determine if a follow-up well can be drilled.

AUSTIN COUNTY is a 2600 foot Frio zone test that was drilled based on a 3D seismic analysis, combined with a log analysis from a deep well in the fault block. The Company has a 15.3% working interest (11.48% net interest) in this prospect. Drilling was completed on August 6, 2003, and the well was tested. The target production zone was present and contained residual gas and water. However, the well produced only water on the test. The well has been shut in and is being evaluated for potential production at a different level. No timetable has been set for decisions on future work at this time.

COMPARISON  OF  QUARTER  ENDED SEPTEMBER 30, 2002 TO QUARTER ENDED SEPTEMBER, 30
2003

The net loss of $64,836 for the three months ended September 30, 2003 decreased by $56,400 from the net loss of $121,236 for the three months ended September 30, 2002. The decrease is attributable to the divesting of non-performing assets in 2002. During 2002, the Company negotiated a settlement agreement between the Company and certain parties related to the Company. The Company sold securities received in this settlement and the loss on the sale of securities is reflected in the loss for the three months ended September 30, 2002. The reduction in 2003 was partially offset by a $4,738 increase in general and administrative expenses due to costs incurred related to the 2003 Annual Stockholder Meeting

The Company generated revenue from the participation in ongoing oil and gas wells in the amount of $11,633 for the three months ended September 30, 2003, compared to no revenue in the three months ended September 30, 2002. Due to the participation in these oil and gas wells, the net property and equipment increased to $161,433 at September 30, 2003 as compared to $1,300 at December 31, 2002. Additionally, total assets increased from $23,431 at December 31, 2002 to $185,955 at September 30, 2003.

Total liabilities at September 30, 2003 are $2,017,718 as compared to $1,931,333 at December 31, 2002, which is an increase in total liabilities of $86,385. The increase in liabilities is primarily due to interest on notes payable to related parties and interest on deferred salaries. At September 30, 2003, the liabilities reflected on the balance sheet are trade accounts payable, accrued liabilities to officers, directors and a shareholder of the Company and a deferred gain on the sale of Mass Energy. The accrued liabilities to officers are for salaries that were deferred and related expenses. The officers have chosen to defer any cash salary until such time that the Company can support it.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO NINE MONTHS ENDED SEPTEMBER 30, 2003

The net loss of $384,462 for the nine months ended September 30, 2003 decreased by $89,092 as compared to a net loss of $473,554 for the nine months ended September 30, 2002. This loss is partially due to the one time charge related to the settlement agreement referenced above. General and administrative costs decreased for this same period by $29,981 for the nine months ended September 30, 2003 (from $399,355 for the nine months ended September 30, 2002 compared to $369,374 for the nine months ended September 30, 2003), which is partially due to reduced general and administrative costs related to the settlement. The Company generated revenue of $17,106 for the nine months ended September 30, 2003 compared to no revenue in the nine months ended September 30, 2002. This increase is due to income from participation in ongoing oil and gas wells.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company intends to invest in additional oil and gas projects. The Company has developed a plan and has taken measurable steps to improve its financial position and to deal with its liquidity issues. The Company has reduced general and administrative costs by minimizing overhead and deferring all salaries until such time that revenues can support salaries.

Additionally, the Company used private placement funds received from investors and loans from insiders to invest in the four wells listed above and for operations of the Company. The Company is generating revenue from the wells in Panola County and Liberty County. Based on poor results from the Lee and Austin County wells, the Company has a drilling plan in place for one to two additional wells in 2003 and four wells in 2004. However, to participate fully and at the levels the Company intends, Pangea will need additional private placements, debt financing or equity investments. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability.

2003  OUTLOOK

The Company is continuing its strategy for investing in shallow, onshore oil and gas projects. Pangea will avoid investing in "wildcat" or exploratory wells, and will continue to focus on investing in development well prospects that are supported by seismic data, proven production from the surrounding area and good information from adjacent wells. Additionally, Pangea continues to diversify its risk by taking a minority working interest in the prospects, thus the Company is not dependent on any single project, nor will be severely impacted by an unsuccessful well. Pangea is also continuing to evaluate and develop prospects in Texas, Louisiana, Michigan, and Oklahoma to add new wells to the prospect list. The ability to invest further will be heavily dependent on securing additional capital from investors or through debt financing. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.

FORWARD-LOOKING  INFORMATION

The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, its dependence on certain key personnel within the Company, and its ability to raise additional capital. The Company's ability to generate long-term value for the common stockholder is dependent upon the acquisition of profitable energy prospects. There are many companies participating in the oil and gas industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow. The Company believes that it will be able to compete in this environment and will be able to find attractive investments; however, it is not possible to predict competition or the effect this will have on the Company's operations. The Company's operations are also significantly affected by factors, which are outside the control of the Company, including the prices of oil and natural gas, environmental and governmental regulations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's average holding period. Capitalized costs of producing oil and gas properties after considering estimated dismantlement and abandonment costs and estimate salvage values, are depreciated and depleted by the unit-of-production method. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resulting gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in the statement of operations.

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

OIL  AND  GAS  REVENUES
-----------------------

Oil and gas revenues will be recorded under the sales method. Under this method, the Company will recognize oil and gas revenues when production occurs and will accrue revenue relating to production for which the Company has not received payment. The Company's Panola county prospect was completed and began producing on March 20, 2003, and the Liberty County prospect began producing sales on June 12, 2003. The actual and accrued revenue from these two wells is reported in the accompanying financial statements.

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

Scott E. Duncan, our Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM  2.  CHANGES  IN  SECURITIES

The following information sets forth certain information for all securities the Company issued from July 1, 2003 through September 30, 2003, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.

A total of 3,925,000 shares were issued for private placements to two investors for a total of $12,000.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Pangea Petroleum held its Stockholder Meeting on September 24, 2003 at the Double Tree Hotel located at 2001 Post Oak Blvd., Houston, Texas 77056 at 2:00 PM CDT.

Our Stockholders voted to elect Charles B. Pollock, Mark F. Weller and Edward R. Skaggs to continue serving as the directors of Pangea Petroleum Corporation to serve for a one year term or until their successors have been duly elected and qualified. Each duly elected Director will hold office until his death, resignation, retirement, removal, disqualification, or until his successor shall have been elected and qualified.

Votes representing 48,578,557 shares of Common Stock were cast and the following persons received the number of votes set opposite their respective names, to wit:

                            FOR           WITHHELD
Charles B. Pollock       46,460,192       2,118,365
Mark F. Weller           46,460,192       2,118,365
Edward R. Skaggs         46,458,192       2,120,365

Our Stockholders voted to ratify the appointment of the Board of Director's selection of Ham, Langston & Brezina to serve as the Corporation's independent public accountants for the fiscal year ending December 31, 2003 and for subsequent financial statements until their successors have been duly qualified. Ham, Langston & Brezina was appointed as the Corporation's independent accountants on March 15, 2002 to examine the Corporation's financial statements for the year ended December 31, 2002.

Votes representing 46,458,420 shares were cast for and 117,765 shares were cast against and 2,002,372 shares abstained from voting on the approval of Ham, Langston and Brezina as independent public accountants for the Corporation for the year 2003.


Votes representing 46,359,414 shares were cast for and 215,471 shares were cast against and 2,003,672 shares abstained from voting on the approval the amendment to the Articles of Incorporation to increase the number of authorized shares from 105,000,000 shares to 210,000,000 shares.

Votes representing 46,369,494 shares were cast for and 204,491 shares were cast against and 2,004,572 shares abstained from voting on the resolution to approve the Equity Compensation Plan.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

     Exhibit 31.1 - Certification of Chief Executive Officer of Pangea Petroleum Corporation required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit  31.2  -  Certification  of  Chief  Financial  Officer  of  Pangea
Petroleum Corporation required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 -- Certification of Chief Executive Officer of Pangea Petroleum Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

     Exhibit 32.2 -- Certification of Chief Financial Officer of Pangea Petroleum Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

     (B)  Reports on Form 8-K

     None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          PANGEA PETROLEUM CORPORATION


Date: November 13, 2003                    By: /s/ Charles B. Pollock
                                               ----------------------
                                               Charles  B.  Pollock,
                                               Chairman  of  the  Board  and
                                               Chief  Executive  Officer