Form 10KSB
period 2003-12-31
PANGEA PETROLEUM CORP
filed 2004-03-24
CIK 1077319

UNITED STATES SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              For Fiscal Year Ended
                                December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Revenues for year ended December 31, 2003: $33,187. Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 5, 2004 was $1,595,820.24 Number of shares of the registrant's common stock outstanding as of March 5, 2004 was 138,895,962.

                                TABLE OF CONTENTS

                                     PART I

Item 1.     Description of Business

Item 2.     Properties

Item 3.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters

Item 6.     Management's Discussion and Analysis or Plan of Operations

Item 7.     Financial Statements and F-1

Item 8.     Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure

Item 8A.    Controls and Procedures

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of The Exchange Act

Item 10.    Executive Compensation

Item 11.    Security Ownership of Certain Beneficial Owners  And Management

Item 12.    Certain Relationships and Related Transactions

Item 13.    Exhibits and Reports on Form 8-K

Item 14.    Principal Accountant Fees and Services

SIGNATURES

                                                                PART I
ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL INFORMATION ABOUT PANGEA

Pangea Petroleum Corporation ("Pangea" or "Company"), a Colorado corporation, was organized on March 11, 1997. Pangea is located at 5850 San Felipe, Suite 500, Houston, Texas 77057. Pangea's company website can be viewed at www.pangeapetroleum.com. Pangea is a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol "PAPO". Pangea currently has no subsidiaries. Pangea had acquired a subsidiary, Mass Energy, in October of 2000; however, this subsidiary was unprofitable and was sold in September of 2002.

BUSINESS STRATEGY

Pangea is an independent energy company focused on exploration and development of oil and natural gas reserves in the onshore United States, primarily on the Gulf Coast. The company has crafted a business model specifically designed to exploit the unique opportunities currently available to small companies in the domestic oil and gas industry. Pangea's basic philosophy is that it will maximize potential success by focusing on shallow, less expensive prospects with quality data. Through the development of strong relationships with industry partners, Pangea has been able to assemble a large pool of prospect opportunities, which have been rigorously evaluated to identify the best possible drilling candidates. Finally, Pangea believes that, while not all wells will be successful, there is a relationship between the number of potential prospects drilled and the rate of success enjoyed, such that the more wells the Company drills, the more chances we have for success. For this reason Pangea takes a minority position in each well, so that within the available funds, the number of wells drilled can be increased.

Pangea projects are focused on low risk development type drilling. Each project is screened looking at depth, seismic data available, surrounding production from similar wells, and proximity to infrastructure. Pangea seeks to hold a minority non-operating interest in the projects and, thus, also closely examines the project operator to determine that they have the experience and operating philosophy that is consistent with Pangea quality expectations. Finally the well drilling cost and upfront cost to buy in to the prospect are estimated.

Pangea then utilizes a risked based economic evaluation that compares high, most likely, and low production and price scenarios to rank projects for investment. The Company's overall Business Plan employs the same technique for price and production, and in addition, uses high, most likely and low scenarios to factor in a projection for the number of potential dry holes that may be encountered in the drilling program each year.

The most likely case is designed to have a 65-70% chance of being achieved. The high and low cases then define the boundaries of an 80% range, such that there is a 10% chance of achieving the high case and a 90% chance of achieving the low case.

Pangea attempts to design a drilling program that will be attractive, even in the low case assumption range, by choosing generally lower risk wells from prospects at shallower depths. This philosophy allows Pangea to avoid the unnecessarily complex down-hole environments which are often encountered in deeper wells, and which often invite very expensive and unreliable results.

To date Pangea has chosen to focus its acquisition, exploration, and development activities primarily in the Gulf Coast region. This region is characterized by long-lived gas reserves with predictable and relatively low production depletion rates, multiple geologic targets that decrease drilling risk, strong natural gas prices, lower service costs than in more competitive or remote basins, a favorable regulatory environment that encourages active drilling efforts, and virtually no federal land or land access impediments. Management believes that by continuing to identify projects that fit the company's investment and production criteria, Pangea has a strategy that will enhance production and cash flow and optimize the use of the Company's investment capital.

Pangea is managed by a small highly experienced team focused on finding and structuring attractive oil and gas investment opportunities and then extracting the maximum value from them. Pangea's goal is to create long-term value for our investors by building a significant onshore oil and natural gas reserve base.

In summary, Pangea seeks to acquire and exploit properties with the following characteristics:

      o     primarily Gulf Coast Basin locations

      o     an established production history and infrastructure

      o     multiple productive sands and reservoirs

      o low current production levels with significant identified proven and potential reserve opportunities

      o     the opportunity to obtain a minority interest.

RISK FACTORS

GOING CONCERN RISK

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

In Note #2 to our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2003 and 2002, the Company reported net losses and negative cash flows from operations as follows:

                                                        2003             2002
                                                     ----------       ----------
Net loss                                             $  669,654       $1,275,753

Negative cash flows from operations                  $   51,773       $  223,963

The Company's continuing negative operating results have produced a working capital deficit of $1,875,835 at December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

      - The Company's ability to continue to obtain sources of outside financing to support near term operations and to allow the Company to continue to make strategic investments in new oil and gas well prospects.

      - The Company's ability to locate attractive development prospects, and coordinate with timely funding that will allow the Company to continue to increase oil and gas reserves and production.

      - The Company's ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

IMPLEMENTATION OF BUSINESS STRATEGY DEPENDENT ON ADDITIONAL FINANCING

Pangea must obtain financing to fund the expansion of operations and to meet obligations as they become due. Such outside financing must be provided from the sale of equity or third party financing. Further, the sale of equity securities will dilute our existing stockholders' interests, and borrowings from third parties could result in our assets being pledged as collateral. It is possible our operations could be restricted if loan terms increase our debt service requirements. There is no assurance that we can obtain financing on favorable terms.

INDUSTRY

The petroleum industry is a global industry that is fundamental to all economic activity. It is composed of the down stream sector (refining, marketing, products and derivatives) and the upstream sector that is focused on finding and producing crude oil and natural gas. Oil and natural gas are commodities, which are found throughout the world and they have been produced in increasing quantities since the mid 19th century. The exploration, production and transportation of these materials in the modern era generate an enormous appetite for capital because quantities sufficient to fuel the world's economic machine are rapidly becoming more difficult to find and expensive to produce. Consequently, a few global corporations and state energy companies dominate the industry. These companies tend to concentrate their investments on very large prospects and to quickly abandon less productive, older reserves.

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

Mature energy provinces such as the United States have many fields with production and collection infrastructure in place that can be purchased. The infrastructure represents a significant savings in investment required for production to continue. These fields offer investment potential for those companies willing to commit capital and appropriate technology. Technology that is readily available from consultants, service companies, and other groups established to support the petroleum production sector.

These factors allow small companies like Pangea to effectively and efficiently target the niche comprised by fields with established reserves that require capital and/or technology in order to develop, enhance or restore production.

JOINT OPERATIONS WITH OTHERS; NON-OPERATOR STATUS

Pangea owns less than 100% of the working interest in our oil and gas holdings. Operations are conducted jointly with other working interest owners. Joint operating arrangements are customary in the oil and gas industry and are governed by a joint operating agreement whereby a single working interest owner is designated the operator. On properties where we own less than 50% of the working interest, drilling and operating decisions may not be entirely within our control. If we disagree with the decision of a majority of working interest owners, we may be required, among other things, to postpone the proposed activity or decline to participate. If we decline to participate, we might be required to relinquish our interest or may be subject to certain non-consent penalties, as provided in the applicable operating agreement. Such penalties typically allow participating working interest owners to recover from the proceeds of production, if any, an amount equal to 100%- 400% of the new investment. Under most operating agreements, the operator is given direct and full control over all operations on the property and is obligated to conduct operations in a workman-like manner; however the operator is usually not liable to the working interest owners for losses sustained or for liabilities incurred, except those resulting from its own gross negligence or willful misconduct. Each working interest owner is generally liable for its share of the costs of developing and operating jointly owned properties. The operator is required to pay the expenses of developing and operating the property and will invoice working interest owners for their proportionate share of such costs. In instances where we are a non-operating working interest owner, we may have a limited ability to exercise control over operations and the associated costs of such operations. The success of our investment in such non-operated activities may, therefore, be dependent upon a number of facts that are outside of our direct control.

MARKETING

The revenue generated by our operations is highly dependent upon the price of, and demand for, crude oil and natural gas. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. The prices received by the Company for its crude oil and natural gas production and the level of such production are subject to fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic regulation, legislation and policies. Decreases in the prices of crude oil and natural gas could have an adverse effect on the carrying value of any proved reserves or revenue from operations in the future.

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

RECENT FINANCING

In 2003, Pangea received $90,800 from private placements and $30,000 in loans from Officers of the company.

EMPLOYEES

As of March 5, 2004, Pangea has 2 full-time employees, including executive officers, non- executive officers, secretarial and clerical personnel and field personnel. Pangea also retains independent geological and engineering consultants and administrative assistance on a limited basis and expects to continue to do so in the future.

ITEM 2. DESCRIPTION OF PROPERTY

Pangea's principal executive offices are located at 5850 San Felipe, Suite 500, Houston, Texas 77057 in approximately 140 square feet of office space that is leased on a one-year contract basis expiring March 31, 2005 for $687.52 per month. We believe that our offices are adequate for our present and future needs.

ITEM 3. LEGAL PROCEEDINGS

Pangea's former affiliate, Mass Energy, Inc., incurred substantial debt in the drilling of a well. One of the Mass Energy creditors, Halliburton, Inc. has sued Pangea Petroleum Corporation under an alter ego claim on June 11, 2002, Cause Number 2002-19465, Halliburton Energy Services, Inc. vs. Mass Energy, Inc. and Pangea Petroleum Corp. in the District Court of Harris County, Texas, 129th Judicial District. This claim is currently in the discovery phase. The Company believes it will prevail in the case. Additionally, in 2001, Pangea purchased a ten percent working interest in a well in Duval County, Texas. The well is producing but Pangea has not received monies under their working interest. Pangea filed suit against the operator of well along with the individual from whom they purchased the working interest. Pangea Petroleum Corporation vs. Clay Exploration, Inc. and Joseph W. Shunta, Cause Number 2002-18505, in the District Court, Harris County, Texas, 157th Judicial District. Pangea has agreed to go to arbitration in the case and is currently in the discovery phase. Arbitration is currently scheduled for April 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for 2002 and 2003. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                   Period            High              Low
                                   ------           ------            -----
                                   2002
First Quarter                                        .105             .032
Second Quarter                                       .06              .0081
Third Quarter                                        .06              .0081
Fourth Quarter                                       .025             .005

                                   2003
First Quarter                                       .013              .005
Second Quarter                                      .009              .002
Third Quarter                                       .027              .008
Fourth Quarter                                      .022              .012

The bid price of our common stock was $0.013 per share on March 22, 2004 and had approximately 247 certificate shareholders of record as of March 22, 2004.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS FOR FISCAL YEAR ENDED DECEMBER 31, 2003

----------------------------------------------------------------------------------------------------------------------
                                Number of Securities to be   Weighted-average price of    Number of Securities
                                issued upon exercise of      outstanding options          remaining available for
                                outstanding options,         warrants and rights          future issuance under
                                warrants and rights                                       equity compensation
                                                                                          plans(excluding securities
                                                                                          reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
                                (a)                          (b)                          (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders            10,000,000                      $0.11                      6,549,997
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders             5,000,000                                                     0
----------------------------------------------------------------------------------------------------------------------
TOTAL                                   15,000,000                      $0.11                      6,549,997
----------------------------------------------------------------------------------------------------------------------

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's average holding period. Capitalized costs of producing oil and gas properties after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in the statement of operations.

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

GENERAL

Pangea Petroleum Corporation ("Pangea" or "Company"), a Colorado corporation, was organized on March 11, 1997. Pangea is located at 5850 San Felipe, Suite 500, Houston, Texas 77057. Pangea's company website can be viewed at www.pangeapetroleum.com. Pangea is a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol "PAPO". The Company is an independent energy company focused on exploration and development of oil and natural gas reserves, whose core business is directed to the development of oil and gas prospects in proven onshore production areas. Pangea is pursuing a development program designed to achieve profitability by distributing risk across multiple oil and gas projects. Pangea diversifies its risk by carefully identifying prospects that fit within strict parameters and by taking a minority working interest in each project. The Company devotes essentially all of it resources to development of revenue producing activities by keeping its overhead at a minimum level through the retention of carefully selected consultants, contractors and service companies. Pangea is working to create shareholder value by using capital and proven technology to exploit energy prospects that are of minor interest to larger companies due to their size and location. The Company invests in projects at different levels of participation, generally as a minority owner, such that daily operating responsibility is in the hands of experienced, high quality partners and contractors. Producing properties may be resold as appropriate to establish and maintain optimum asset value. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the year ended December 31, 2003 and 2002, the Company reported net losses of $669,654 and $1,275,753 respectively.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

      - The Company's ability to continue to obtain sources of outside financing to support near term operations and to allow the Company to continue to make strategic investments in new oil and gas well prospects.

      - The Company's ability to locate attractive development prospects, and coordinate with timely funding that will allow the Company to continue to increase oil and gas reserves and production.

      - The Company's ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

RESULTS OF OPERATIONS

Pangea participated in drilling 4 wells in 2003. Two of those wells are producing and two are suspended awaiting further work. At one of the suspended wells, oil reserves were found but the well is not currently producing due to an apparent mechanical problem. The other suspended well is being evaluated, but may be uneconomical for further development. The income from the two producing wells, in Liberty and Panola counties, has made a substantial contribution to the Pangea cash flow in the second half of 2003. The two wells still awaiting further work are:

LEE COUNTY, WHICH is a Lower Wilcox prospect identified in a 2D seismic analysis that shows a closure between two existing Lower Wilcox producing fields in the area, was drilled and tested in August 2003. Pangea has a 17.5% working interest (13.125% net interest). The well encountered 40' of overall sand with 16'-18' of oil sand on top and water in the bottom 22'. The well was tested in early August and showed signs of oil at a low rate of production. The well was subsequently stimulated with an acid treatment which greatly increased the water production rate, making the well uneconomical to produce. Pangea and its partners have reviewed the reservoir data and determined that there may be locations that are up structure from the first well, further from the underlying water. We are in the process of obtaining new seismic data, which will clarify whether a follow-up well can be drilled. Following that determination, we will also further examine the potential for the first well, if the new data supports an adequate amount of potential reserves to justify remedial work.

AUSTIN COUNTY, WHICH is a 2600' Frio zone test that was based in 3D seismic analysis, was drilled in July 2003. The Company has a 15.3% working interest (11.48% net interest). Unfortunately, the target production zone contained residual gas and water, and produced only water on the test. The well has been shut in and is being evaluated for potential shallower productive intervals. No timetable has been set for decisions on future work at this time.

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002.

Revenues were $33,187 in 2003 compared to no revenue in 2002. To produce greater revenue, investments in oil and gas were increased to $188,264 in 2003 (using the successful effort method of accounting).

The substantial reduction in the net loss from $669,654 for the year ended December 31, 2003 compared to $1,275,753 for the year ended December 31, 2002 is due to the discontinued operation and sale of its wholly-owned subsidiary, Mass Energy, Inc., a Settlement Agreement negotiated with certain parties related to the Company and the decreased selling, general and administrative expenses. The decreases in these areas reflect the progress the Company has made since 2002 when it developed a plan and took actions to improve its financial position and to deal with its liquidity problems. Most of the expenses in 2002 are related to the disposition of a non-performing subsidiary and settlement of outstanding issues. In 2003, the focus changed to strategic investments in oil and gas properties and continued to focus on minimizing expenses that is also reflected in the reduction of expenses from $1,065,598 in 2002 to $702,841 in 2003. Pangea maintains a low overhead by minimizing personnel and office space. Nearly all work is contracted on an as needed basis. In addition, the two officers of the Company that are permanent employees have agreed to accept restricted shares of Pangea Common stock in lieu of cash compensation. This move aligns the goals of the Company and the officers and allows the Company to direct any extra cash into investment opportunities.

The Company invested in several wells that generated revenue in 2003 of $33,187 compared to no revenue in 2002. This increased lease operating expenses and production tax expenses. However, selling, general and administrative expenses decreased from $311,822 for the year ended December 31, 2002 to $72,554 in for the year ended December 31, 2003 as a result of a minimizing overhead including compensation consultants with equity and conserving cash for oil and cash investments. Stock based compensation increased to $575,494 in 2003 compared to $263,974 in 2002 as the company compensation employees with stock rather than cash. In 2002, the company had several expenses related to their plan to improve their financial position, which included the disposition of a non-performing subsidiary and settlement of outstanding issues. Several expenses were incurred as this plan was put into effect that were not incurred in 2003. These included impairment of oil and gas properties ($197,039 in 2002), penalty for failure to timely register shares ($192,833 in 2002) and loss on sale of marketable equity securities ($55,887 in 2002). None of these expenses were incurred in 2003 as the company's focus changed from resolving their liquidity issues to active oil and gas investment.

Loss on sale of marketable equity securities was $55,887 in 2002 was due to a decline in the value of securities that were received in a settlement agreement with certain related parties. There was no similar activity in 2003.

Interest expense remained fairly constant in 2003 as compared to 2002 because debt levels remained reasonably consistent.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash in the amount of $188,264 for the fiscal year 2003 to invest in four wells. Two of the wells are generating revenue but currently, the Company has not been able to generate positive cash flow from operations. The Company utilized cash from financing activities to fund these investments. The net cash from financing activities increased in 2003 to $227,300 from $49,100 in 2002. The Company intends to continue investing in additional oil and gas projects but will need additional private placements, debt financing or equity investment in order to participate fully and at the levels the Company intends. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability.

OFF BALANCE SHEET ARRANGEMENT

During the year ended December 31, 2003, the Company had no off balance sheet arrangements.

2004 OUTLOOK

The Company has identified two specific prospects for drilling in early 2004 in Anderson and Liberty counties and is in the process of evaluating several additional prospects for 2004 drilling. Anderson County is a 4600' test of a new fault block that was identified in the Woodbine formation. Geologic and seismic analysis revealed an untested area off the southwest flank of the Jarvis dome that was untested. The Jarvis dome structures have had several recent successful well completions in the last several years in three different Woodbine sands. Pangea has a 5.0% working interest (4.25% net interest) in the well. The well was drilled at the end of February 2004. Unfortunately it encountered the Woodbine sands as predicted, but they did not contain oil or gas reserves and the well was abandoned.

Liberty County is a 9000' test of the Lower Wilcox, based on 3D seismic data and multiple surrounding wells. The fault trap identified has a down structure producing well that would not have produced the bulk of the reserves potentially available. In addition, several wells in the surrounding area support the presence of a large fault block that is substantially untested. The well should encounter several zones that are currently producing in adjacent fault blocks, which will be secondary objectives. It is anticipated that the well will be drilled around the end of the second quarter.

Pangea is actively reviewing additional prospects in Texas, Louisiana, Kansas and Oklahoma to add new wells to the prospect list. The Company is continuing its strategy of evaluating primarily shallow, onshore oil and gas projects, that avoid investing in "wildcat" or exploratory wells, and focus on investing in development well prospects that are supported by seismic data, proven production from the surrounding area and good information from adjacent wells. Additionally, Pangea will continue to diversity its risk by taking a minority working interest in the prospects, such that the Company is not dependent on any one project, or highly impacted by an unsuccessful well. The ability to invest further will be heavily dependent on securing additional capital from investors or debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the company are set forth beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company, as of March 5, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages, and positions of the executive officers and directors of the Company

            Name                     Age    Office
            -------                 -----   --------
            Charles B.  Pollock       64    Chief Executive Officer
                                            and Chairman of
                                            The Board of Directors

            Mark F. Weller            53    President and Director

            Scott Duncan              37    Chief Financial Officer

            Edward R.  Skaggs         37    Director

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

MARK F. WELLER was appointed President and Director in March 2002. Mr. Weller was with Texaco, Inc. for over 30 years until his departure in early 2002. His last position with Texaco was as general manager for new project development for West Africa. His background includes all phases of oil and gas operations and development, both onshore and offshore on the U.S. gulf and west coasts, as well as international project development assignments. He holds a BS in mechanical engineering from the University of California, Davis.

SCOTT DUNCAN was appointed Chief Financial Officer in February 2003. Mr. Duncan is currently the Cost Accounting Manager for Farouk Systems, a rapidly growing manufacturer of hair care and spa products. From September 2001 through February 2004, Mr. Duncan handled financial and cost accounting for Goodman Manufacturing, a large air conditioner manufacturing company. From December 1998 to August 2001, Mr. Duncan was a Programmer Analyst with RHI Refractories America. Mr. Duncan has a total of 8 years of experience in financial and cost accounting for manufacturing companies along with a total of 6 years of experience with computer programming. He is actively involved with various organizations offering accounting, programming and consulting services. He received a BBA in accounting from Southwest Texas State University in 1989 and his CPA license in 1992.

EDWARD R. SKAGGS was appointed to the Board of Directors of the Company on December 18, 2000. Mr. Skaggs has worked for an investigative consulting firm, Skaggs & Associates since June of 1991. Mr. Skaggs has over 10 years of experience in investigations and security. In addition, he has extensive experience in retail management specifically dealing in personnel issues and security matters. He received a Bachelor of Arts degree in Political Science from Texas Tech University in 1992.

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

ITEM 401(E)

The Company currently does not have an audit committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended December 31, 2003.

The Company has adopted a code of ethics for its Principal Executive and Senior Financial Officers, which is attached hereto as Exhibit 14.

ITEM 10.  EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE

                                   Annual Compensation               Long Term Compensation
                             -------------------------------  ----------------------------------
                                                                             Awards                  Payouts
                                                              -----------------------------------  ------------
Name and               Year  Salary     Bonus   Other Annual  Restricted     Securities     LTIP    All Other
Principal Position             ($)       ($)    Compensation     Stock       Underlying   Payouts  Compensation
                                                     ($)        award(s)       Options      ($)
                                                                (shares)        SARs
                                                                               (#)
------------------     ----  ------     -----   ------------  ----------     ----------   -------   -----------
Charles B. Pollock     2001    -0-       -0-        3,000    1,000,000(4)      300,000       -0-       -0-
CEO and                2002    -0-(1)    -0-            0      600,000(4)            0       -0-       -0-
Chairman of the        2003    -0-(2)    -0-(3)         0    1,200,000(4)            0       -0-       -0-
Directors
------------------     ----  ------     -----   ------------  ----------     ----------   -------   -----------
Mark F.  Weller        2001    N/A       N/A          N/A          N/A             N/A      N/A
President and          2002    -0-(5)    -0-(3)         0      800,000(4)            0       -0-       -0-
Director               2003    -0-(6)    -0-(3)         0    1,100,000(4)            0       -0-       -0-
------------------     ----  ------     -----   ------------  ----------     ----------   -------   -----------

(1)   6,279,041 shares of common stock were issued in lieu of cash salary
(2)   14,041,356 shares of common stock were issued in lieu of cash salary
(3)   Bonus of 200,000 restricted shares of common stock
(4)   Restricted shares pursuant to employment contract
(5)   3,602,230 shares of common stock were issued in lieu of cash salary
(6)   11,666,724 shares of common stock were issued in lieu of cash salary

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                               Individual Grants

--------------------------------------------------------------------------------
Name        Number of  Percent of   Exercise  Expiration  Grant Date Present
           Securities     Total     of Base      Date          Value ($)
           Underlying   Options /    Price
            Options/      SARs       ($/sh)
              SARs     Granted to
             Granted    Employees
               (#)      in Fiscal
                           Year
---------- ----------- ----------- ---------- ---------- ---------------
Charles B.
Pollock         0           0          0        N/A           N/A
---------- ----------- ----------- ---------- ---------- ---------------
Mark F.
Weller          0           0          0        N/A           N/A
---------- ----------- ----------- ---------- ---------- ---------------

-----------------------------------------------------------------------------
Name           Shares        Value Realized  Number of        Value of
               Acquired on   ($)             Securities       Unexercised In-
               Exercise (#)                  Underlying       The-Money
                                             Unexercised      Options/SARs
                                             Options / SARs   At Fiscal Year-
                                             At Fiscal Year-  End ($)
                                             End (#)          Exercisable /
                                             Exercisable /    Unexercisable
                                             Unexercisable
---------- ----------- ----------- ---------- ---------- ---------------
Charles B.
Pollock            -0-              -0-            -0-            -0-
---------- ----------- ----------- ---------- ---------- ---------------
Mark F.
Weller             -0-              -0-            -0-            -0-
---------- ----------- ----------- ---------- ---------- ---------------

EMPLOYMENT AGREEMENTS

We have entered into employment agreement with Mr. Charles Pollock and Mr. Mark Weller. The following sets forth the terms of the employment agreement: Charles
B. Pollock-On January 1, 2003, we entered into an employment agreement with Mr. Pollock that ends on December 31, 2004, to act as our Chairman of the Board of Directors and Chief Executive Officer. Pursuant to the employment agreement, Mr. Pollock is paid a salary of $10,000 per month and has an option to convert any or all salary with accrued interest to Pangea Petroleum restricted stock under Rule 144 at a conversion rate thirty percent off the average closing bid during the month prior to the month being compensated. In addition, he shall also receive 100,000 restricted shares a month as part of his base salary and an annual bonus in the minimum amount of 200,000 shares of restricted stock. Currently, Mr. Pollock has chosen to defer his salary.

Mark F. Weller-On March 1, 2003, we entered into an employment agreement with Mr. Weller that ends on December 31, 2004, to act as our President and Director. Pursuant to the employment agreement, Mr. Weller is paid a salary of $9,000 per month and has an option to convert any or all salary with accrued interest to Pangea Petroleum restricted stock under Rule 144 at a conversion rate thirty percent off the average closing bid during the month prior to the month being compensated. In addition, he shall also receive 100,000 restricted shares a month as part of his base salary and an annual bonus in the minimum amount of 200,000 shares of restricted stock. Currently, Mr. Weller has chosen to defer his salary through the end of 2004.

Mr. Scott Duncan was retained on May 12, 2003 as Chief Financial Officer to provide advice and services on financial matters pertaining to the Company's business including but not limited to SEC reports. The terms of his employment are based on payment in the form of the Company's common stock at the rate of 40,000 restricted Rule 144 shares per month.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, each director, each of our executive officers and all of our directors and executive officers as a group, owned beneficially as of March 5, 2004, the number and percentage of outstanding shares of our Common Stock indicated in the following table:

Name and Address of
Beneficial Owner                  Number of Shares(1)     Percentage
-------------------               -------------------     ----------

Charles B.  Pollock                    28,635,328(2)          21%
5850 San Felipe, Suite 500
Houston, TX 77057

Mark F.  Weller
5850 San Felipe, Suite 500             20,788,954             15%
Houston, TX 77057

Edward Skaggs
5850 San Felipe, Suite 500                270,000             **
Houston, TX 77057

Scott Duncan
5850 San Felipe, Suite 500                545,000             **
Houston, TX 77057

All directors and executive officers as a group
(as a group)                                                 36%

**    Less than one percent.
(1)   Shares are held directly with sole voting and investment power.
(2) 24,456,943 shares indirectly held through spouse and 3,578,385 shares held directly

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On October 7, 2002, the Company sold their interest in Mass Energy, Inc. in exchange for the liabilities of the Company; however, Pangea retained two promissory notes owed by Randall Massey and Sandstone Ventures, Inc. Both notes receivables were incurred prior to the Company's acquisition of Mass Energy in October of 2000. At December 31, 2003, the Company had notes receivable due from Randy Massey in the amount of $150,000 plus accrued interest. Approximately $150,000 of the balance is evidenced by a promissory note. Under the note, interest accrues on the unpaid principal at 6.25% per annum. Mr. Massey has never made any payments of principal or interest on these notes receivable. The notes are fully reserved at December 31, 2003.

Additionally, the Company had a notes receivable due from Sandstone Ventures, Inc., an affiliate of Randy Massey in the amount of $40,000. Under the note, interest accrues on the unpaid principal at 7.0% per annum.

At December 31, 2003, the Company had notes payable to related parties totaling $372,684. These include a demand note payable in the amount of $233,500 to Charles B. Pollock, a demand note payable in the amount of $89,184 to Mary Pollock, daughter of Charles B. Pollock and to Mark Weller in the amount of $50,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report

     Exhibit 31.1 -- Certification of Chief Executive Officer of
                     Pangea Petroleum Corporation required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2 -- Certification of Chief Financial Officer of
                     Pangea Petroleum Corporation required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(b)   Reports on Form 8-K.

      None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Ham, Langston & Brezina, L.L.P. billed us in the aggregate amount of $24,577 and $27,816 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-QSB for the year ended December 31, 2003 and December 31, 2002, respectively.

AUDIT-RELATED FEES

Ham, Langston & Brezina, L.L.P. did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2003 and December 31, 2002.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2003 and December 31, 2002, Ham, Langston & Brezina, L.L.P. did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal years ended December 31, 2003 and December 31, 2002, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX FEES

Ham, Langston & Brezina, L.L.P. billed us in the aggregate amount of $1,758 and $1,500 for professional services rendered for tax related services for the fiscal years ended December 31, 2003 and December 31, 2002, respectively.

ALL OTHER FEES

We were not billed for any other professional services for the fiscal year ended December 31, 2003.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2003 by Ham, Langston & Brezina, L.L.P. is compatible with maintaining Ham, Langston & Brezina, L.L.P.'s independence.

AUDITOR'S TIME ON TASK

All of the work expended by Ham, Langston & Brezina, L.L.P. on our December 31, 2003 audit was attributed to work performed by Ham, Langston & Brezina, L.L.P.'s full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on March 23, 2004.

PANGEA PETROLEUM CORPORATION


By: /s/ Charles B. Pollock                                  Date: March 23, 2004
    -------------------------------
    Charles B.  Pollock,
    Chairman of the Board and
    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ Charles B. Pollock
   --------------------------------
Date:  March 23, 2004
Charles B. Pollock, Chairman of the Board, and Chief Executive Officer


By: /s/ Scott Duncan
   --------------------------------
Date:  March 23, 2004
Scott Duncan, Chief Financial Officer


By: /s/ Mark Weller
   --------------------------------
Date:  March 23, 2004
Mark Weller, President and Director


By: /s/ Edward R. Skaggs
   --------------------------------
Date:  March 23, 2004
Edward R. Skaggs, Director

                          PANGEA PETROLEUM CORPORATION
                                   ----------

                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                          PANGEA PETROLEUM CORPORATION
                                TABLE OF CONTENTS
                                   ----------

                                                                       PAGE

Report of Independent Accountants                                       F-3

Consolidated Financial Statements:

  Consolidated Balance Sheet as of December 31, 2003                    F-4

  Consolidated Statements of Operations for the years
    ended December 31, 2003 and 2002                                    F-5

  Consolidated Statements of Stockholders' Deficit for
    the years ended December 31, 2003 and 2002                          F-6

  Consolidated Statements of Cash Flows for the years
    ended December 31, 2003 and 2002                                    F-8

Notes to Consolidated Financial Statements                              F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Pangea Petroleum Corporation

We have audited the accompanying consolidated balance sheet of Pangea Petroleum Corporation and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pangea Petroleum Corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, negative cash flows from operations and has a net capital deficiency at December 31, 2003 that raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Houston, Texas
February 15, 2004

                          PANGEA PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                                   ----------


     ASSETS

Current assets:
  Cash                                                             $      1,890
  Accounts receivables                                                   12,460
                                                                   ------------
      Total current assets                                               14,350
                                                                   ------------
Property and equipment:
  Oil and gas properties (successful efforts method)                    198,264
  Other property and equipment                                           16,689
  Less accumulated depletion, depreciation and amortization             (21,514)
                                                                   ------------
  Net property and equipment                                            193,439
                                                                   ------------
      Total assets                                                 $    207,789
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                 $     26,661
  Accrued liabilities                                                    65,699
  Notes payable to related parties                                      322,684
  Deferred gain on sale of Mass Energy, Inc.                          1,475,141
                                                                   ------------
      Total current liabilities                                       1,890,185

Obligation for dismantlement and disposal activities                     10,000

Notes payable to related parties, net of current portion                 60,000
                                                                   ------------
      Total liabilities                                               1,960,185
                                                                   ------------
Commitments and contingencies

Stockholders' deficit:
  Preferred stock: $.001 par value; 10,000,000 shares authorized              -
  Common stock: $.001 par value; 200,000,000 shares authorized;
    117,665,959 shares issued and outstanding                           117,666
  Additional paid-in capital                                         16,116,224
  Unissued common stock: 1,440,500 shares                               192,833
  Accumulated deficit                                               (18,163,474)
                                                                   ------------
                                                                     (1,736,751)
  Less subscriptions receivable                                         (15,645)
                                                                   ------------
      Total stockholders' deficit                                    (1,752,396)
        Total liabilities and stockholders' deficit                $    207,789
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                          PANGEA PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   ----------

                                                          2003            2002
                                                      ------------    ------------
Revenue from operations                               $     33,187        $      -
                                                      ------------    ------------

Costs and expenses:
  Lease operating expenses                                   7,756               -
  Production tax                                             2,367               -
  Selling, general and administrative                       72,554         311,822
  Stock based compensation                                 575,494         263,974
  Impairment of oil and gas properties                           -         197,039
  Depletion, depreciation, and amortization                  6,125               -
  Loss on sale of marketable equity securities                   -          55,887
  Penalty for failure to timely register shares                  -         192,833
  Interest expense                                          38,545          44,043
                                                      ------------    ------------

    Total costs and expenses                               702,841       1,065,598
                                                      ------------    ------------

      Loss from continuing operations                     (669,654)     (1,065,598)

Loss from operation of discontinued exploration and
  production subsidiary                                          -        (210,155)
                                                      ------------    ------------

        Net loss                                      $   (669,654)   $ (1,275,753)
                                                      ============    ============


Basic and diluted net loss per common share:
  Continuing operations                               $      (0.01)   $      (0.02)
  Discontinued operations                                    (0.00)          (0.00)
                                                      ------------    ------------

        Net loss                                      $      (0.01)   $      (0.02)
                                                      ============    ============

Weighted average common shares                          90,591,355      57,612,359
                                                      ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                          PANGEA PETROLEUM CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   ----------

                                                                        ADDITIONAL      UNISSUED                        STOCK
                                                COMMON STOCK              PAID-IN        COMMON       ACCUMULATED    SUBSCRIPTIONS
                                            SHARES         AMOUNT         CAPITAL         STOCK         DEFICIT        RECEIVABLE
                                          ----------    ------------    -----------    ------------   ------------    ------------
Balance at December 31, 2001              52,186,900          52,187      14,717,956              -    (16,218,067)        (16,000)

Common stock issued for cash               1,205,000           1,205          43,895              -              -         (22,500)

Common stock issued to compensate
  employees                               10,966,654          10,967         253,007              -              -               -

Capital contribution by stockholders
  under the Settlement Agreement (See
  Note 4)                                          -               -         576,008              -              -               -

Common stock to be issued under the
  Securities Purchase Agreement (See
  Note 12) because the Company did
  not meet registration requirements
  re- quired under the Agreement
  (1,440,500 shares)                               -               -               -        192,833              -               -

Surrender of common stock                    (25,000)            (25)             25              -              -               -

Net loss                                           -               -               -              -     (1,275,753)              -
                                          ----------    ------------    -----------    ------------   ------------    ------------

Balance at December 31, 2002              64,333,554    $     64,334    $ 15,590,891   $    192,833   $(17,493,820)   $    (38,500)
                                          ==========    ============    ===========    ============   ============    ============

                                                               TOTAL
                                              TREASURY      STOCKHOLDERS'
                                                STOCK         (DEFICIT)
                                             ------------    ------------
Balance at December 31, 2001                            -      (1,463,924)

Common stock issued for cash                            -          22,600

Common stock issued to compensate
  employees                                             -         263,974

Capital contribution by stockholders
  under the Settlement Agreement (See
  Note 4)                                        (223,640)        352,368

Common stock to be issued under the
  Securities Purchase Agreement (See
  Note 12) because the Company did
  not meet registration requirements
  re- quired under the Agreement
  (1,440,500 shares)                                    -         192,833

Surrender of common stock                               -               -

Net loss                                                -      (1,275,753)
                                             ------------    ------------

Balance at December 31, 2002                 $   (223,640)   $ (1,907,902)
                                             ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                          PANGEA PETROLEUM CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   ----------

                                                                        ADDITIONAL       UNISSUED                        STOCK
                                               COMMON STOCK              PAID-IN          COMMON      ACCUMULATED     SUBSCRIPTIONS
                                          SHARES          AMOUNT         CAPITAL          STOCK         DEFICIT        RECEIVABLE
                                       ------------    ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2002             64,333,554    $     64,334    $ 15,590,891    $    192,833   $(17,493,820)   $    (38,500)

Common stock issued for cash             12,058,063          12,058         134,242               -              -               -

Common stock issued to compensate
  employees and consultants and
  to satisfy $55,388 of compensation
  accrued at December 31, 2002           43,043,593          43,044         564,911               -              -               -

Common stock issued for legal
  services                                  671,104             671           6,018               -              -               -

Common stock issued to convert
  $39,000 of related party debt
  and $2,361 of accrued interest
  to equity                               3,150,645           3,150          38,211               -              -               -

Cancellation of treasury stock           (5,591,000)         (5,591)       (218,049)              -              -               -

Stock subscription receivable paid
  or treated as compensation                      -               -               -               -              -          22,855

Net loss                                          -               -               -               -       (669,654)              -
                                       ------------    ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2003            117,665,959    $    117,666    $ 16,116,224    $    192,833   $(18,163,474)   $    (15,645)
                                       ============    ============    ============    ============   ============    ============

                                                          TOTAL
                                         TREASURY      STOCKHOLDERS'
                                          STOCK         (DEFICIT)
                                       ------------    ------------
Balance at December 31, 2002           $   (223,640)   $ (1,907,902)

Common stock issued for cash                      -         146,300

Common stock issued to compensate
  employees and consultants and
  to satisfy $55,388 of compensation
  accrued at December 31, 2002                    -         607,955

Common stock issued for legal
  services                                        -           6,689

Common stock issued to convert
  $39,000 of related party debt
  and $2,361 of accrued interest
  to equity                                       -          41,361

Cancellation of treasury stock              223,640               -

Stock subscription receivable paid
  or treated as compensation                      -          22,855

Net loss                                          -        (669,654)
                                       ------------    ------------
Balance at December 31, 2003                $     -    $ (1,752,396)
                                       ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                          PANGEA PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   ----------

                                                                    2003            2002
                                                                 -----------    -----------

Cash flows from operating activities:
  Net loss                                                       $  (669,654)   $(1,275,753)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Loss from operation of discontinued business
      segment                                                              -        210,155
    Depletion, depreciation and amortization expense                   6,125              -
    Impairment of oil and gas properties                             197,039
    Loss on sale of marketable equity securities                           -         55,887
    Common stock issued as compensation for services                 575,422        263,974
    Common stock issuable for failure to register shares                   -        192,833
    Common stock issued for accrued interest                           2,361              -
    Common stock issued for accrued compensation                      55,388              -
    Changes in operating assets and liabilities, net of
      effects of dispositions:
      Accounts receivable                                              9,676          6,453
      Prepaid expenses and other assets                                4,720         (4,720)
      Accounts payable and accrued liabilities                       (23,148)       118,801
                                                                 -----------    -----------

        Net cash used in continuing operations                       (51,733)      (235,331)
        Net cash provided by discontinued operations                       -         11,368
                                                                 -----------    -----------

          Net cash used in operating activities                      (51,733)      (223,963)
                                                                 -----------    -----------

Cash flows from investing activities:
  Proceeds from settlement agreement                                       -         75,000
  Proceeds from sale of marketable equity securities                       -         97,113
  Capital and exploratory expenditures                              (188,264)             -
                                                                 -----------    -----------

        Net cash provided by (used in) continuing operations        (188,264)       172,113
        Net cash provided by (used in) discontinued operations             -              -
                                                                 -----------    -----------

          Net cash provided by (used in) investing activities       (188,264)       172,113
                                                                 -----------    -----------

Cash flows from financing activities:
  Proceeds from the sale of common stock                             146,300         22,600
  Proceeds from notes payable to related parties                      81,000         26,500
                                                                 -----------    -----------

        Net cash provided by continuing operations                   227,300         49,100
        Net cash provided by discontinued operations                       -              -
                                                                 -----------    -----------

          Net cash provided by financing activities                  227,300         49,100
                                                                 -----------    -----------

Net decrease in cash and cash equivalents                            (12,737)        (2,750)

Cash and cash equivalents at beginning of year                        14,627         17,377
                                                                 -----------    -----------

Cash and cash equivalents at end of year                         $     1,890    $    14,627
                                                                 ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION

      Pangea Petroleum Corporation (the "Company") is a Colorado corporation engaged in oil and gas exploration and development. The Company was originally incorporated in 1997 as Zip Top, Inc. and subsequently adopted a name change to Pangea Petroleum Corporation. On April 26, 2000, the Company was recapitalized when the Company acquired the non-operating public shell, Segway II Corporation. Segway II Corporation had no significant assets or liabilities at the date of acquisition and, accordingly, the transaction was accounted for as a recapitalization. In October 2000 the Company acquired a wholly owned subsidiary, Mass Energy, Inc., that was disposed of in December 2002 (See Note 3).

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

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      OTHER PROPERTY AND EQUIPMENT

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

      CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

      Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits. During the years ended December 31, 2003 and 2002, 100% of the Company's revenues was received from two customers.

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

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      STOCK BASED COMPENSATION

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

      NEW ACCOUNTING PRONOUNCEMENTS

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a
      Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The Company adopted SFAS No. 146 on January 1, 2003 and at December 31, 2003 has recognized a liability for disposal activities of $10,000.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure  about the  effects  on  reported  net  income  of an  entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company continues to measure stock based compensation in accordance with APB Opinion No. 25 began reporting the additional quarterly disclosures required by SFAS No. 148 in the quarter ending March 31, 2003.

      In  January  2003,  the FASB  issued  FASB  Interpretation  (FIN)  No.  46
      "Consolidation of Variable Interest Entities." FIN No. 46 requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. FIN No. 46 is effective immediately for VIEs created after January 31, 2003. This interpretation did not have a material effect on the Company's financial condition or results of operations.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED

      In April 2003, the FASB issued SFAS No. 149, Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances detailed in the statement, and hedging relationships designated after June 30, 2003. Except as otherwise stated in SFAS No. 149, all provisions should be applied prospectively. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and
      Equity." SFAS No. 150, which is effective at the beginning of the first interim period beginning after June 15, 2003, must be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement requires that a financial instrument which falls within the scope of the statement to be classified and measured as a liability. The following financial instruments are required to be classified as liabilities: (1) shares that are mandatorily redeemable, (2) an obligation to repurchase the issuer's equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (3) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

      RECLASSIFICATIONS

      Certain amounts presented in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. The reclassifications relate primarily to the presentation of costs and expenses in the statement of operations.

2.    GOING CONCERN CONSIDERATIONS

      Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2003 and 2002, the Company reported net losses of $669,654 and $1,275,753, respectively, and negative cash flows from operations of $51,773 and $223,963 respectively.

      Continuing negative operating results produced a working capital deficit of $1,875,835 as of December 31, 2003. The negative operating results were largely caused by the Company's former subsidiary, Mass Energy, Inc. Mass Energy, Inc. became severely delinquent on certain accounts payable. Various vendors have initiated legal actions against the Company and Mass Energy, Inc. to force payment of past due accounts, but Mass Energy, Inc. lacks the cash resources to make such payments. One suit has been filed against Pangea Petroleum Corporation alleging that it is responsible for the debt of its former subsidiary, Mass Energy, Inc. The result of legal actions against the Company cannot be predicted, but this legal action and the Company's recurring negative financial results raise substantial doubt about the Company's ability to continue as a going concern.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

2.    GOING CONCERN CONSIDERATIONS, CONTINUED

      In 2002, the Company developed a plan and took actions to improve its financial position and deal with its liquidity problems. In the first step of the plan, the Company negotiated a settlement agreement (the "Settlement Agreement") between the Company and certain parties related to the Company. Under the terms of the Settlement Agreement the Company received a cash payment of $75,000 and marketable equity securities of $153,000 and fully satisfied $296,010 of liabilities and claims in exchange for various assets with a carrying value of $171,642. Due to the related party nature of the Settlement Agreement, the Company recognized no gain, but recognized an increase to additional paid-in capital of $352,368. (See Note 4) In the second step of the plan the Company sold Mass Energy, Inc. in a transaction that management believes will improve both the Company's overall financial position and its chances of acquiring economically viable oil and gas properties or engaging in transactions necessary for the future viability of the Company. The final steps of the plan are still being developed, but may include additional private placements of the Company's common stock, additional oil and gas property acquisitions and/or exploration efforts, and efforts to raise additional debt financing or equity investments. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability as a going concern.

      The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

            o The Company's ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

            o The Company's ability to locate, prove and produce from economically viable oil and gas reserves.

            o     The   Company's   ability  to  ultimately   achieve   adequate
                  profitability and cash flows to sustain continuing operations.


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

      Almost immediately, the Mass Energy, Inc. acquisition produced negative financial results. A series of costly dry-hole projects caused the financial position of Mass Energy, Inc., and accordingly, the Company's consolidated financial position, to deteriorate. Over the next two years, trade payables and other liabilities increased dramatically. Mass Energy, Inc.'s unpaid liabilities resulted in legal actions by a number of its vendors and certain of the legal actions seek relief from Pangea Petroleum Corporation (See Note 10).

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

      The Transaction resulted in Thomas Banks, Ltd's assumption of Mass Energy, Inc.'s liabilities totaling $1,475,141. The Company has deferred recognition of any gain from the Transaction because legal counsel cannot currently determine if legal actions against Mass Energy, Inc and related imputed liability or alter-ego claims against Pangea Petroleum, Inc., as the sole stockholder- of Mass Energy, Inc. could eventually result in the Company's liability for the claims.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

3.    ACQUISITION AND SUBSEQUENT DISPOSITION OF MASS ENERGY, INC., CONTINUED

      Based on the Transaction, the operations of Mass Energy, Inc have been separated from continuing operations and presented as loss from operation of discontinued business segment in the accompanying statement of operations:

      The following is a summary of the operating results of Mass Energy, Inc. for the period from January 1, 2002 to October 7, 2002.

       Revenues:
          Sales and operating revenues                               $   31,895
          Interest income                                                    --
                                                                     ----------
              Total revenue                                              31,895
                                                                     ----------
       Costs and expenses:
          Exploration-dry hole and abandonment expense                       --
          Cost of sales                                                      --
          Selling, general and administrative                             9,142
          Loss on write-down of assets to estimated net
              realizable value                                          232,908
          Interest expense                                                   --
                                                                     ----------

              Total costs and expenses                                  242,050
                                                                     ----------

                Net loss                                             $ (210,155)
                                                                     ==========

4.    SETTLEMENT AGREEMENT

      On May 30, 2002,  the Company  entered into a  settlement  agreement  (the
      "Settlement  Agreement")  with  various  related  parties  to settle  debt obligations and position the Company in a more favorable cash flow position. Under the Settlement Agreement, the Company gave up 100% of the outstanding common stock of a wholly owned subsidiary, Pangea Services, Inc. in exchange for: (i) the settlement of certain accounts and notes payable totaling approximately $300,000; (ii) the return of 5,991,000 shares of its common stock to treasury; (iii) the receipt of 900,000 shares of Consolidated Medical Management, Inc.; and (iv) the receipt of $75,000 in cash. The primary assets of Pangea Services, Inc. that were given up in the settlement were: (i) 475,000 Class A membership units of Worldlink USA, LLC, (an investment previously written off by the Company);
      (ii) a $125,000 investment in Paradigm Advanced Technologies, Inc. including 200,000 warrants to purchase shares of Paradigm Advanced Technologies, Inc. at a price of $1.00 per share; and (iii) certain real estate held for investment of $46,642. The Company recognized no gain or loss on the transaction but recognized a capital contribution of $352,368.

5.     NOTES RECEIVABLE FROM RELATED PARTIES

       Notes receivable from related parties at December 31, 2003 consist of demand notes receivable from the former owner of Mass Energy, Inc. and from a company that he owns. These notes bear interest at rates ranging from 6.25% to 7% per year and are uncollateralized. The notes are fully reserved at December 31, 2003. Following is an analysis of notes receivable from related parties at December 31, 2003:

         Contractual balance                                         $  190,000
         Accrued interest                                                54,839
                                                                     ----------
                                                                        244,839
         Less allowance for doubtful notes                             (244,839)
                                                                     ----------
                                                                     $       --
                                                                     ==========

      The Company is pursuing collection of the note receivable; however, due to the uncertainty of the outcome of those efforts, the balance has been fully reserved.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

6.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at December 31, 2003:

         Oil and gas properties                                      $  198,264
         Office equipment                                                15,245
         Furniture and fixtures                                           1,444
                                                                     ----------

                                                                        214,953
       Less accumulated depreciation, depletion and amortization        (21,514)
                                                                     ----------

       Net property and equipment                                    $  193,439
                                                                     ==========

      Included in oil and gas properties is $10,000 recorded to reflect the cost of disposal activities associated with oil and gas properties added in 2003. A long-term liability for the same amount has been recognized to reflect the Company's obligation for future disposal and dismantlement.

      During the year ended December 31, 2002, the Company recorded dry hole, abandonment and impairment charges of $197,039. At December 31, 2003, the Company has working interests in five wells. Three of the wells, with capitalized costs totaling $89,114, have not been completed and, accordingly, a determination has not yet been made if those wells are economically viable.

7.     ACCRUED LIABILITIES

       Accrued liabilities consist of the
         following at December 31, 2003:

         Consulting expense payable to stockholders                  $    2,000
         Payroll taxes payable                                           12,392
         Accrued interest payable                                        51,307
                                                                     ----------
                                                                     $   65,699
                                                                     ==========

8.    NOTES PAYABLE TO RELATED PARTIES

      Notes payable to related parties consist of the following at December 31, 2003:

      Notes payable to a stockholder of the Company,
         bearing interest at the prime rate (4% at
         December 31, 2003) with interest due
         quarterly and principal due in
         October 2004. This note is uncollateralized.                $   89,184

      Notes payable to two stockholders/officers of
         the Company, bearing interest at 12% per year,
         and due in one time payments of principal and
         interest at various dates between July 2004 and
         December 2005. These notes are uncollateralized.               283,500

      Other note payable                                                 10,000
                                                                     ----------
                                                                        382,684
       Less current portion                                            (322,684)
                                                                     ----------

       Long-term portion of notes payable to related parties         $   60,000
                                                                     ==========

       Included in accrued liabilities at December 31, 2003 is accrued interest owed to these notes payable to related parties of $51,307.

       Future annual maturities of the notes payable to related parties as of December 31, 2003 are as follows:

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

8.     NOTES PAYABLE TO RELATED PARTIES, CONTINUED

         YEAR ENDED
         DECEMBER 31,

            2004                                                     $  322,684
            2005                                                         60,000
                                                                     ----------
                                                                     $  382,684
                                                                     ==========

9.    INCOME TAXES

      The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2003, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $12,380,000 which expire in various tax years through 2023. Under the provisions of Section 382 of the Internal Revenue Code, the net operating loss carryforwards resulting from the acquisition of Mass Energy, Inc. and the ownership change in the Company when it recapitalized in 2000 will severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will, in all likelihood, be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

      The composition of deferred tax assets and the related tax effects at December 31, 2003 are as follows:

         Net operating losses                                        $4,209,200
         Other                                                           17,411

           Total deferred tax assets                                  4,226,611

         Less valuation allowance                                    (4,226,611)

         Net deferred tax asset                                      $       --

       The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2003 and 2002 is as follows:

                                                    2003                       2002
                                          ---------------------      ---------------------
                                             AMOUNT       %             AMOUNT           %

        Benefit for income tax at federal
          statutory rate                  $  (227,682)   (34.0%)     $  (433,756)   (34.0%)
        Non-deductible expenses               195,643     29.2%          155,314     12.2%
        Increase in valuation allowance        32,039      4.8%          278,442     21.8%
                                          -----------   ------       -----------   ------
                                          $        --       --%      $        --       --%
                                           ==========   ======       ===========   ======

10.   COMMITMENTS AND CONTINGENCIES

      OPERATING LEASE

      The Company leases office space under an operating lease that expires in 2004. The Company expects to replace its office space lease in the normal course of business. Rent expense incurred under operating leases during the years ended December 31, 2003 and 2002 was $4,738 and $15,364, respectively.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

10.   COMMITMENTS AND CONTINGENCIES, CONTINUED

      EMPLOYMENT AGREEMENT

      The Company entered into an employment agreement with its Chairman/Chief Executive Officer and its President. The employment agreements provide for salaries of $10,000 and $9,000 per month, respectively, which the Company may defer and pay, plus accrued interest at the prime rate plus 1%, on amounts deferred. The employees may convert any or all salaries with accrued interest to common stock of the Company based on 30% off the average closing bid price during the month prior to the month being compensated. Additionally, the employment agreements provide for the issuance of 100,000 shares of restricted stock per month as part of the base salary compensation.

      LEGAL PROCEEDINGS

      During the year ended December 31, 2002, various vendors that provided services and supplies to Mass Energy, Inc. initiated legal actions against Mass Energy, Inc. and related alter-ego claims against the Company to force payment of past due amounts, but Mass Energy, Inc. lacks the cash resources to make such payments. In addition, one alter ego suit has been filed against the Company. These legal actions pertain to approximately $209,000 of accounts payable and accrued liabilities and all balances claimed by the vendors were included in the sale of Mass Energy, Inc. to Thomas Banks, Ltd. (See Note 3). Based on the legal claims against the Company, the gain the Company would have otherwise realized on the sale was deferred until the outcome of legal actions is known. Accordingly, all claims against the Company and Mass Energy, Inc. are fully reserved as part of the $1,475,141 deferred gain presented in the balance sheet at December 31, 2003.

      The Company may also be periodically subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, such legal proceedings and claims will not materially affect the financial position, results of operations or cash flows of the Company.

11.   STOCKHOLDERS' EQUITY

      In September 2003 the stockholders of the company voted to approve an increase in the authorized shares from 105,000,000 to 210,000,000, which includes 200,000,000 common shares and 10,000 preferred shares.

      PREFERRED STOCK

      The Company's articles of incorporation authorize the issuance of up to 5,000,000 shares of serial preferred stock, with a par value of $.001 and other characteristics determined by the Company's board of directors. As of December 31, 2003 and 2002, there was no preferred stock issued or outstanding.

      COMMON STOCK

      During the years ended December 31, 2003 and 2002, the Company issued shares for cash under private placements of securities and as compensation to employees and consultants. These issuances are shown on the accompanying statement of stockholders' deficit.

      Included in stock issuances for the year ended December 31, 2001 were certain shares issued under a Securities Purchase Agreement (the "Securities Purchase Agreement") whereby the Company issued 12,650,000 shares of restricted common stock to an escrow agent (the "Escrowed Shares") for the benefit of four investor groups in exchange for $1,300,000 in cash. The terms of the Securities Purchase Agreement required the Company to file a Registration Statement with the Securities and Exchange Commission to register the Escrowed Shares and included provisions for the issuance of four series of warrants with exercise prices to be set based on a combination of certain future events and the performance of the Company's common stock. As of December 31, 2002, the Company had not registered shares in accordance with the terms of the Securities Purchase Agreement and, accordingly, at December 31, 2002, 1,440,500 additional shares are issuable to the investors under the agreement. During the year ended December 31, 2002, the Company recognized a $192,833 expense for failure to timely register shares under the Securities Purchase Agreement. Following is an analysis of shares and warrants issuable under the Securities Purchase Agreement.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

10.   STOCKHOLDERS' EQUITY, CONTINUED

      COMMON STOCK

                                               MAXIMUM
                                  PURCHASE    NUMBER OF       MAXIMUM NUMBER
       PURCHASER                   PRICE       SHARES          OF WARRANTS
       ---------                ----------    ---------    --------------------

Generation Capital Associates   $  600,000    1,600,000    3,450,000 A Warrants
                                                           3,450,000 B Warrants

STL Capital Partners, LLC          250,000      666,667    1,333,333 A Warrants
                                                           1,333,333 B Warrants

Greenwood Partners, L.P.           200,000      533,333    1,066,666 A Warrants
                                                           1,066,666 B Warrants

The Apmont Group, Inc.             250,000      550,000    1,100,000 C Warrants
                                                           1,100,000 D Warrants

Escrow Agent Fee                        --           --       75,000 A Warrants
                                                              75,000 B Warrants
                                ----------   ----------   ----------
  Total                         $1,300,000    3,350,000   14,049,998 Warrants
                                ==========   ==========   ==========

      STOCK OPTIONS

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

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. No compensation expense related to options was recognized in 2003 or 2002.

      Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. There were no options granted during the year ended December 31, 2003. For options granted during the year ended December 31, 2002, the fair value for such options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                              2003             2002
                                              ----             ----

         Dividend yield                         -                 0%

         Expected volatility                    -                30%

         Risk free interest                     -                 4%

         Expected lives                         -             2 years

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

11.   STOCKHOLDERS' EQUITY, CONTINUED

      STOCK OPTIONS, CONTINUED

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


                                            2003           2002
                                       -----------     -----------

Net loss as reported                   $  (669,654)    $(1,275,753)

Adjustment calculated in accordance
  with SFAS 123                                 --          (4,200)

Proforma net loss                      $  (669,654)    $ (1,279,953)

Loss per common share, as reported     $     (0.01)    $     (0.02)

Proforma and diluted net loss per
  common share                         $     (0.01)    $     (0.02)


      A summary of the Company's stock option activity and related information for the years ended December 31, 2003 and 2002 follows:

                                         NUMBER OF                    WEIGHTED
                                          SHARES                      AVERAGE
                                          UNDER          EXERCISE     EXERCISE
                                          OPTION           PRICE       PRICE
                                       -----------     -----------  -----------

Balance outstanding at
  December 31, 2001                      4,150,000     $0.50-$5.00       $2.55

  Issued                                   350,000     $0.20-$1.00       $0.56
                                       -----------
Balance outstanding at
  December 31, 2002                      4,500,000     $0.20-$5.00       $2.39

  Expired                               (2,720,000)    $0.50-$5.00       $3.35
                                       -----------
Balance outstanding at
  December 31, 2003                      1,780,000     $0.20-$1.00       $0.91
                                       ===========

      All outstanding stock options are exercisable at December 31, 2003 and 2002. A summary of outstanding stock options at December 31, 2003 follows:

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

11.   STOCKHOLDERS' EQUITY, CONTINUED

      STOCK OPTIONS, CONTINUED



NUMBER OF COMMON                               CONTRACTED          REMAINING
STOCK EQUIVALENTS      EXPIRATION DATE        LIFE (YEARS)       EXERCISE PRICE
-----------------      ---------------        -----------        --------------

     350,000           January 2004                0.0                 1.00
     370,000           February 2004               0.1                 1.00
     160,000           March 2004                  0.2                 1.00
     100,000           April 2004                  0.3                 1.00
     125,000           May 2004                    0.3                 1.00
     150,000           June 2004                   0.4                 1.00
      75,000           July 2004                   0.5                 1.00
      50,000           August 2004                 0.6                 1.00
      50,000           September 2004              0.7                 1.00
      50,000           May 2010                    6.4                 0.50
     100,000           May 2010                    6.4                 1.00
     100,000           August 2010                 6.7                 0.20
     100,000           January 2011                7.1                 0.50

   1,780,000

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


      STOCK WARRANTS

      A summary of the Company's stock warrant activity and related information for the years ended December 31, 2003 and 2002 follows:

                                         NUMBER OF                    WEIGHTED
                                           SHARES                     AVERAGE
                                           UNDER        EXERCISE      EXERCISE
                                          WARRANT         PRICE        PRICE
                                       -----------     -----------  -----------
Warrants outstanding at
  December 31, 2001                     26,549,998     $0.01-$1.00        $0.48

  Issued                                   625,000           $0.02        $0.02
  Canceled                             (12,500,000)          $1.00        $1.00
  Exercised                                     --              --           --
                                       -----------
Warrants outstanding at
  December 31, 2002                     14,674,998     $0.01-$0.02        $0.01

  Issued                                       --               --           --
  Canceled                                     --               --           --
  Exercised                                    --               --           --
                                       -----------
Warrants outstanding at
  December 31, 2003                     14,674,998     $0.01-$0.02        $0.01
                                       ===========

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------


11.   STOCKHOLDERS' EQUITY, CONTINUED

      STOCK OPTIONS, CONTINUED

      All stock warrants are exercisable at December 31, 2003 and 2002. A summary of outstanding stock warrants at December 31, 2003 follows:


 NUMBER OF COMMON                              CONTRACTED         REMAINING
 STOCK EQUIVALENTS        EXPIRATION DATE     LIFE (YEARS)      EXERCISE PRICE
 -----------------        ---------------     ------------      --------------

   14,049,998             November 2005           2.9              $0.01
      625,000             December 2012           9.9               0.02
   ----------
   14,674,998
   ==========

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

12.   RELATED PARTY TRANSACTIONS

      During the years ended December 31, 2003 and 2002, the Company was engaged in various transactions with related parties as follows:

      In May 2002, the Company completed the Settlement Agreement involving amounts due from related parties. The Settlement Agreement is described in
      Note 4.

      In November 2001, the Company entered into a consulting agreement with a stockholder to provide record-keeping and other administrative services. During the years ended December 31, 2003 and 2002 the Company paid consideration under this record-keeping and administrative services agreement totaling $80,722 and $39,000, respectively. Such consideration was paid by issuing 8,072,223 and 1,100,000 shares of the Company's common stock.

      In addition to the transactions and balances described above, the Company has various related party notes payable at December 31, 2003 (See Note 8).

13.   NON-CASH INVESTING AND FINANCING ACTIVITIES

      During the years ended December 31, 2003 and 2002, the Company engaged in various non-cash financing and investing activities as follows:

                                                           2003         2002
                                                         ---------    ---------
       Subscription receivable for issuance of
         common stock                                    $      --    $  22,500

      Common stock issued to retire related party
         Debt                                            $  39,000    $     --

      Long-term obligation recorded upon
         recognition of dismantlement costs              $  10,000    $     --


      In addition to the non-cash transactions shown above, the Company entered into the Settlement Agreement in 2002, as described in Note 4, and sold Mass Energy, Inc. for the assumption of debts totaling $1,475,141, as described in Note 3.

      Following is an analysis of cash paid for interest and income taxes:

                                                           2003         2002
                                                         ---------    ---------

      Cash paid for interest                             $      --     $     -

      Cash paid for income taxes                         $      --     $     -

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

14.   SUPPLEMENTAL OIL AND GAS INFORMATION - UNAUDITED

      The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission ("SEC") and SFAS No. 69, Disclosures About Oil and Gas Producing Activities (`Statement 69").

      Production from this field accounted for 15% and 19% of the Company's oil and gas sales revenues for the years ended December 31, 2003 and 2002, respectively.

      ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

      Set forth below is a summary of the changes in the estimated quantities of the Company's crude oil and condensate, and gas reserves for the periods indicated, as estimated by the Company as of December 31, 2003. All of the Company's reserves are located within the United States. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

      Proved reserves are estimated quantities of gas, crude oil, and condensate, which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

                                                              OIL          GAS
QUANTITY OF OIL AND GAS RESERVES                             (BBLS)       (MCF)
                                                            ------       ------
Total proved reserves at December 31, 2002                      --           --
Discoveries                                                    532       86,321
Production                                                     (63)      (5,628)
                                                            ------       ------
  Total proved reserves at December 31, 2003                   469       80,693
                                                            ======       ======
Proved developed reserves:

  December 31, 2003                                             --           --

  December 31, 2002                                            469       80,693


CAPITALIZED COSTS OF OIL AND GAS PRODUCING ACTIVITIES

The following table sets forth the aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation and amortization as of December 31, 2003:

  Unproved properties and prospect generation costs
    not being amortized                                           $      89,114
  Dismantlement costs                                                    10,000
  Proved properties being amortized                                      99,150
  Less accumulated depletion, depreciation and amortization              (5,837)
                                                                  -------------
    Net capitalized costs                                         $     192,427
                                                                  =============

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

14.   SUPPLEMENTAL OIL AND GAS INFORMATION - UNAUDITED, CONTINUED

      COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

      The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2003 and 2002:

                                                           2003          2002
                                                        ----------   ----------
         Exploration costs                              $       --   $       --
         Development costs                                 198,264           --
                                                        ----------   ----------
                                                        $  198,264   $       --
                                                        ==========   ==========

      STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

      The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to the Company's interest in proved oil and gas reserves as of December 31, 2003 and 2002:

                                                          2003          2002
                                                       -----------  -----------

      Future cash inflows                              $ 2,036,000           --
      Future development costs                             (44,000)          --
      Future production costs                              (44,000)          --
      Future dismantlement costs                           (10,000)          --
                                                       -----------  -----------
      Future net cash inflows before income taxes        1,938,000           --
      Future income taxes                                       --           --
                                                       -----------  -----------

      Future net cash flows                              1,938,000           --
      10% discount factor                                 (511,000)          --
                                                       -----------  -----------
        Standardized measure of discounted future net
          cash inflow                                  $ 1,427,000  $        --
                                                       ===========  ===========

      Future net cash flows at each year end, as reported in the above schedule, were determined by summing the estimated annual net cash flows computed by: (1) multiplying estimated quantities of proved reserves to be produced during each year by current prices, and (2) deducting estimated expenditures to be incurred during each year to develop and produce the proved reserves (based on current costs).

      Income taxes were computed by applying year-end statutory rates to pretax net cash flows, reduced by the tax basis of the properties and available net operating loss carryforwards. The annual future net cash flows were discounted, using a prescribed 10% rate, and summed to determine the standardized measure of discounted future net cash flow.

      The Company cautions readers that the standardized measure information which places a value on proved reserves is not indicative of either fair market value or present value of future cash flows. Other logical assumptions could have been used for this computation which would likely have resulted in significantly different amounts. Such information is disclosed solely in accordance with Statement 69 and the requirements promulgated by the SEC to provide readers with a common base for use in preparing their own estimates of future cash flows and for comparing reserves among companies. Management of the Company does not rely on these computations when making investment and operating decisions.