Form 10QSB
period 2004-03-31
PANGEA PETROLEUM CORP
filed 2004-05-17
CIK 1077319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                9801 Westheimer, Suite 302, Houston, Texas 77042
   (Former name, former address and former fiscal year, if changed since last report)


Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

The number of shares outstanding of the Company's common stock as of April 22, 2004 is shown below:

Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share: 142,395,962

Documents Incorporated by Reference: None

                          PANGEA PETROLEUM CORPORATION
                                  FORM 10-QSB


                              TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION

Item  1  -  Financial  Statements

Item  2  -  Management's  Discussion  or Plan of Operations

Item  3  -  Controls and Procedures


PART II  -  OTHER INFORMATION

Item  2  -  Changes  in  Securities

Item  5  -  Other Information

Item  6  -  Exhibits and Reports  on  Form  8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of the company are set forth beginning on page F-1.



                          PANGEA PETROLEUM CORPORATION

                                   ----------





             UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                          PANGEA PETROLEUM CORPORATION
                               TABLE OF CONTENTS

                                   ----------



                                                                    PAGE

Unaudited Consolidated Condensed Financial Statements:

  Unaudited Consolidated Condensed Balance Sheets as of
    March 31, 2004 and December 31, 2003                            F-3

  Unaudited Consolidated Condensed Statements of Operations
    for the three months ended March 31, 2004 and 2003              F-4

  Unaudited Consolidated Condensed Statements of Stockholders'
    Equity for the three months ended March 31, 2004                F-5

  Unaudited Consolidated Condensed Statements of Cash Flows
    for the three months ended March 31, 2004 and 2003              F-6

Notes to Unaudited Consolidated Condensed Financial Statements      F-7

                          PANGEA PETROLEUM CORPORATION
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                      MARCH 31, 2004 AND DECEMBER 31, 2003

                                   ----------

                                                                     MARCH 31       DECEMBER 31,
                                                                       2004             2003
     ASSETS                                                         (UNAUDITED)        (NOTE)
                                                                   ------------    ------------
Current assets:
  Cash                                                             $    107,089    $      1,890
  Accounts receivables                                                   13,079          12,460
                                                                   ------------    ------------

      Total current assets                                              120,168          14,350
                                                                   ------------    ------------

Property and equipment:
  Oil and gas properties (successful efforts method)                    208,764         198,264
  Other property and equipment                                           16,689          16,689
  Less accumulated depletion, depreciation and amortization             (24,384)        (21,514)
                                                                   ------------    ------------

  Net property and equipment                                            201,069         193,439
                                                                   ------------    ------------

      Total assets                                                 $    321,237    $    207,789
                                                                   ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                 $     19,425    $     26,661
  Accrued liabilities                                                   138,021          65,699
  Notes payable to related parties                                      322,684         322,684
  Deferred gain on sale of Mass Energy, Inc.                          1,475,141       1,475,141
                                                                   ------------    ------------

      Total current liabilities                                       1,955,271       1,890,185

Obligation for dismantlement and disposal activities                     10,000          10,000

Notes payable to related parties, net of current portion                 60,000          60,000
                                                                   ------------    ------------

      Total liabilities                                               2,025,271       1,960,185
                                                                   ------------    ------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock: $.001 par value; 10,000,000 shares authorized             --              --
  Common stock: $.001 par value; 200,000,000 shares authorized;
    142,395,962 shares issued and outstanding                           142,396         117,666
  Additional paid-in capital                                         16,325,879      16,116,224
  Unissued common stock: 1,440,500 shares                               192,833         192,833
  Accumulated deficit                                               (18,284,084)    (18,163,474)
                                                                   ------------    ------------

                                                                     (1,622,976)     (1,736,751)
  Subscriptions receivable                                              (15,645)        (15,645)
  Deferred compensation                                                 (65,413)             --
                                                                   ------------    ------------

      Total stockholders' deficit                                    (1,704,034)     (1,752,396)
                                                                   ------------    ------------

        Total liabilities and stockholders' deficit                $    321,237    $    207,789
                                                                   ============    ============

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                          PANGEA PETROLEUM CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                  ----------

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                 ------------------------------
                                                      2004            2003
                                                 -------------    -------------

Oil and gas revenue                              $      18,928    $          --
                                                 -------------    -------------

Costs and expenses:
  Lease operating expenses                               2,231               --
  Production tax                                         1,386               --
  Selling, general and administrative                  101,901          138,094
  Stock based compensation                              21,300               --
  Depletion, depreciation, and amortization              2,798               72
  Interest expense                                       9,922            9,390
                                                 -------------    -------------

    Total costs and expenses                          (139,538)        (147,556)
                                                 -------------    -------------

      Net loss                                   $    (120,610)   $    (147,556)
                                                 =============    =============


Basic and diluted net loss per common share      $       (0.00)   $       (0.00)
                                                 =============    =============

Weighted average common shares                     139,215,023       71,794,006
                                                 =============    =============


             The accompanying notes are an integral part of these
            unaudited consolidated condensed financial statements.

                          PANGEA PETROLEUM CORPORATION
      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                   ----------




                                                                      ADDITIONAL      UNISSUED
                                             COMMON STOCK              PAID-IN         COMMON
                                        SHARES          AMOUNT         CAPITAL         STOCK
                                    -------------   -------------   -------------   -------------

Balance at December 31, 2003          117,665,959   $     117,666   $  16,116,224   $     192,833

Common stock issued for cash           19,780,000          19,780         121,220              --

Common stock issued to compensate
  employees and consultants             2,600,000           2,600          23,700              --

Common stock issued for legal
  services                                350,003             350           2,835              --

Common stock issued for profes-
  sional fees                           2,000,000           2,000          34,000              --

Stock warrants issued for profes-
  sional services                              --              --          27,900              --

Net loss                                       --              --              --              --
                                    -------------   -------------   -------------   -------------

Balance at March 31, 2004             142,395,962   $     142,396   $  16,325,879   $     192,833
                                    =============   =============   =============   =============

                                                                                           TOTAL
                                                        STOCK                           STOCKHOLDERS
                                     ACCUMULATED     SUBSCRIPTIONS      DEFERRED           EQUITY
                                       DEFICIT        RECEIVABLE      COMPENSATION        (DEFICIT)
                                    -------------    -------------    -------------    -------------

Balance at December 31, 2003        $ (18,163,474)   $     (15,645)   $          --    $  (1,752,396)

Common stock issued for cash                   --               --               --          141,000

Common stock issued to compensate
  employees and consultants                    --               --           (5,000)          21,300

Common stock issued for legal
  services                                     --               --               --            3,185

Common stock issued for profes-
  sional fees                                  --               --          (34,500)           1,500

Stock warrants issued for profes-
  sional services                              --               --          (25,913)           1,987

Net loss                                 (120,610)              --               --         (120,610)
                                    -------------    -------------    -------------    -------------

Balance at March 31, 2004           $ (18,284,084)   $     (15,645)   $     (65,413)   $  (1,704,034
                                    =============    =============    =============    =============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                          PANGEA PETROLEUM CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                   ----------




                                                            2004         2003
                                                         ---------    ---------

Cash flows from operating activities:
  Net loss                                               $(120,610)   $(147,556)
  Adjustments to reconcile net loss to net cash
    used in operating activities                            95,309      137,879
                                                         ---------    ---------

      Net cash used in continuing operations               (25,301)      (9,677)
      Net cash used in discontinued operations                  --           --
                                                         ---------    ---------

        Net cash used in operating activities              (25,301)      (9,677)
                                                         ---------    ---------

Cash flows from investing activities:
  Capital and exploratory expenditures                     (10,500)     (81,519)
                                                         ---------    ---------

      Net cash used in continuing operations               (10,500)     (81,519)
      Net cash used in discontinued operations                  --           --
                                                         ---------    ---------

        Net cash used in investing activities              (10,500)     (81,519)
                                                         ---------    ---------

Cash flows from financing activities:
  Proceeds from the sale of common stock and stock
    options                                                141,000       47,000
  Proceeds from notes payable to related parties                --       30,000
                                                         ---------    ---------

      Net cash provided by continuing operations           141,000       77,500
      Net cash provided by discontinued operations              --           --
                                                         ---------    ---------

        Net cash provided by financing activities          141,000       77,500
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents       105,199      (13,696)

Cash and cash equivalents at beginning of period             1,890       14,627
                                                         ---------    ---------

Cash and cash equivalents at end of period               $ 107,089    $     931
                                                         =========    =========


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


3.   INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the respective full years.

     A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements included in Form 10-KSB for the years ended December 31, 2003 and 2002. Accordingly, the Company's audited financial statements should be read in connection with these financial statements.


4.   GOING CONCERN CONSIDERATIONS

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2003 and 2002, the Company reported net losses of $669,654 and $1,275,753, respectively, and negative cash flows from operations of $51,733 and $223,963 respectively. Such negative financial results have continued in the three months ended March 31, 2004.

     Continuing negative operating results produced a working capital deficit of $1,835,103 as of March 31, 2004. The negative operating results were largely caused by the Company's former subsidiary, Mass Energy, Inc. Mass Energy, Inc. became severely delinquent on certain accounts payable.
     Various vendors have initiated legal actions against the Company and Mass Energy, Inc. to force payment of past due accounts, but Mass Energy, Inc. lacks the cash resources to make such payments. One suit has been filed against Pangea Petroleum Corporation alleging that it is responsible for the debt of its former subsidiary, Mass Energy, Inc. The result of legal actions against the Company cannot be predicted, but this legal action and the Company's recurring negative financial results raise substantial doubt about the Company's ability to continue as a going concern.

                          PANGEA PETROLEUM CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   ----------


4.   GOING CONCERN CONSIDERATIONS, CONTINUED

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

                          PANGEA PETROLEUM CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   ----------


6.   INCOME TAXES

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of March 31, 2004, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $12,501,000 which expire in various tax years through 2024. Under the provisions of Section 382 of the Internal Revenue Code, the net operating loss carryforwards attributable to Mass Energy, Inc. and other losses incurred prior to the ownership change in the Company when it recapitalized in 2000 will severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be unable to take full advantage of a substantial portion of its NOL for federal income tax purposes should the Company generate taxable income.

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the three months ended March 31, 2004 and 2003 relates primarily to increases in the valuation allowances for deferred tax assets related to net operating losses.


7.   STOCKHOLDERS' EQUITY

     During the three months ended March 31, 2003, the Company engaged in various transactions affecting stockholders' equity, as follows:

o The Company issued options to acquire shares of the Company's common stock to individuals under private placement agreements. The options are exercisable after a vesting period at prices ranging from $0.012 to $0.02 per share.


     The Company issued options to acquire shares of the Company's common stock for professional fees. The options are exercisable at prices ranging from $0.01 to $0.02 per share, expiring at various dates through March 9, 2007.


8.   RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 2004, the Company issued 2,600,000 shares of common stock and recognized consulting fees of $21,300 under a consulting agreement with stockholders to provide record-keeping and other administrative services

     In addition to the transactions and balances described above, the Company has various related party notes payable at March 31, 2004 of $322,684.


9.   NON-CASH INVESTING AND FINANCING ACTIVITIES

     During the three months ended March 31, 2004 and 2003, the Company engaged in various non-cash financing and investing activities as follows:

                                                        2004         2003
                                                     ----------   ----------

     Related party note payable converted to equity  $     -      $   26,500

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2003. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. See "Forward Looking Information" below.

GENERAL

Pangea Petroleum Corporation ("Pangea" or "Company"), a Colorado corporation, was organized on March 11, 1997. Pangea is located at 9801 Westheimer, Suite 302, Houston, Texas 77042. Pangea's company website can be accessed at www.pangeapetroleum.com.

Pangea is a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol "PAPO". The Company is an independent energy company focused on exploration and development of oil and natural gas reserves, whose core business is directed to the development of oil and gas prospects in proven onshore production areas. Pangea is pursuing a development program designed to achieve profitability by distributing risk across multiple oil and gas projects. Pangea diversifies its risk by carefully identifying prospects that fit within strict parameters and by taking a minority working interest in each project. The Company devotes essentially all of its resources to development of revenue producing activities by keeping its overhead at a minimum level through the retention of carefully selected consultants, contractors and service companies.

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

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended March 31, 2004 and 2003, the Company reported net losses of $143,403 and $147,556 respectively.

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

GENERAL

Pangea Petroleum Corporation ("Pangea" or "Company"), a Colorado corporation, was organized on March 11, 1997, as Zip Top, Inc. On December 11, 1998, the Company changed our name to Pangea Petroleum Corporation. Pangea is located at 9801 Westheimer, Suite 302, Houston, Texas 77042. Pangea has a Company website is www.pangeapetroleum.com.

RESULTS OF OPERATIONS

During the first quarter of 2004, the Company reported $18,928 in revenue. This income is from the two producing wells in Liberty and Panola counties. Pangea participated in one well during the 1st quarter and has an interest in two other wells that are currently suspended awaiting further work. The three wells are as follows:

LEE COUNTY, which is a Lower Wilcox prospect identified in a 2D seismic analysis that shows a closure between two existing Lower Wilcox producing fields in the area, was drilled and tested in August 2003. Pangea has a 17.5% working interest (13.125% net interest). The well encountered 40' of overall sand with 16'-18' of oil sand on top and water in the bottom 22'. The well was tested in early August and showed signs of oil at a low rate of production. The well was subsequently stimulated with an acid treatment which greatly increased the water production rate, making the well uneconomical to produce. Pangea and its partners have reviewed the reservoir data and determined that there may be locations that are up structure from the first well, further from the underlying water. New seismic data was run in April 2004, which, when analysis is completed, will clarify whether a follow-up well can be drilled. Following that determination, we will also further examine the potential for the first well, if the new data supports an adequate amount of potential reserves to justify remedial work.

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


ANDERSON COUNTY was a 4600' test of a new fault block that was identified in the Woodbine formation. Geologic and seismic analysis revealed an untested area off the southwest flank of the Jarvis dome that was untested. The Jarvis dome structures have had several recent successful well completions in the last several years in three different Woodbine sands. Pangea has a 5.0% working interest (4.25% net interest) in the well. The well was drilled at the end of February 2004. Unfortunately it encountered the Woodbine sands as predicted, but they did not contain oil or gas reserves and the well was abandoned.


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2004.

The net loss of $120,610 for the three months ended March 31, 2004 decreased by $26,946 from the net loss of $147,556 for the three months ended March 31, 2003. The decrease is attributable to an increase in revenue (with associated increase in operating expenses and a decrease in General and Administrative cost).

The Company generated revenue from the participation in ongoing oil and gas wells in the amount of $18,928 for the three months ended March 31, 2004, compared to no revenue in the three months ended March 31, 2003. Due to a dry hole in Austin County in 2004, net property and equipment increased to $201,069 at March 31, 2004 as compared to $193,439 at December 31, 2003. Additionally, total assets increased from $207,789 at December 31, 2003 to $321,237 at March 31, 2004.

Total liabilities at March 31, 2004 are $2,025,271 compared to $1,960,185 at March 31, 2003, which is an increase in total liabilities of $65,086. The increase in liabilities is primarily due to interest on notes payable to related parties and interest on deferred salaries. At March 31, 2004, the liabilities reflected on the balance sheet are trade accounts payable, accrued liabilities to officers, directors and a shareholder of the Company and a deferred gain on the sale of Mass Energy. The accrued liabilities to officers are for salaries that were deferred and related expenses. The officers have chosen to defer any cash salary until such time that the Company can support it.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash in the amount of $25,301 for the quarter ended March 31, 2004 to invest in one well. That well was a dry hole. The Company currently has two wells generating revenue but does not generate positive cash flow from operations. The Company utilized cash from financing activities to fund investments and some operating costs. The net cash from financing activities increased in 2004 to $141,000 from $77,500 in 2003. The Company intends to continue investing in additional oil and gas projects but may need additional private placements, debt financing or equity investment in order to participate fully and at the levels the Company intends. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability.


2004 OUTLOOK

The Company has identified two additional prospects for drilling in 2004 in Liberty County, Texas and Kingfisher County, Oklahoma and is in the process of evaluating several additional prospects for 2004.

LIBERTY COUNTY is a 9000' test of the Lower Wilcox, based on 3D seismic data and multiple surrounding wells. The fault trap identified has a down structure producing well that would not have produced the bulk of the reserves potentially available. In addition, several wells in the surrounding area support the presence of a large fault block that is substantially untested. The well should encounter several zones that are currently producing in adjacent fault blocks, which will be secondary objectives. Pangea has a 5.0% working interest (3.75% net interest) in the well. It is anticipated that the well will be drilled around the end of the second quarter.

KINGFISHER COUNTY is 6900' well in the Mississippi Lime formation. Pangea is acquiring a 10% interest in a farmout of a 16,580 acre unit in the Sooner Trend in North Central Oklahoma. The Mississippi Lime in the unit area is a 530' thick fractured limestone that is reported to have recovered only 1 to 2% of the original oil in place during the original development in the 1960's. The original wells penetrated an average of less than 100' of the formation and averaged 40,000-50,000 barrels of total production before declining and being recompleted in a shallower formation in the 1970's. The initial new well will be on a 320 acre block in the northwest corner of the unit. The well will apply current air drilling and fracturing technology to attempt to investigate a much greater volume of the formation. If the first well is successful, there will be several follow-up locations. Pangea will have a 10% working interest and an 8% net interest in the first five wells. After five wells, for any subsequent wells the working interest will be reduced to 7.5% and the net interest to 6%. The first well is expected to spud early in the third quarter.

Pangea is actively reviewing additional prospects in Texas, Louisiana, Kansas and Oklahoma to add new wells to the prospect list. The Company is continuing its strategy of evaluating primarily shallow, onshore oil and gas projects, that avoid investing in "wildcat" or exploratory wells, and focus on investing in development well prospects that are supported by seismic data, proven production from the surrounding area and good information from adjacent wells. Additionally, Pangea will continue to diversify its risk by taking a minority working interest in the prospects, such that the Company is not dependent on any one project, or highly impacted by an unsuccessful well. The ability to invest further will be heavily dependent on securing additional capital from investors or debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.


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

ITEM 3.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Financial Officer and Chief Executive Officer have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                         PART II - OTHER INFORMATION



ITEM 2. CHANGES IN SECURITIES

The following information sets forth certain information for all securities the Company issued from January 1, 2004 through March 31, 2004, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.


A total of 19,780,000 shares were issued for private placements to five investors for a total of $141,000.


ITEM 5. OTHER INFORMATION

The Board has not adopted a formal policy with regard to the process to be used for identifying and evaluating nominees for director. At this time, the consideration of candidates for the Board of Directors is in the Board's discretion, which we believe is adequate based on the size of the Company and each current board member's qualifications.


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

      Exhibit 32.1 - Certification of Chief Executive Officer of Pangea Petroleum Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

      Exhibit 32.2 - Certification of Chief Financial Officer of Pangea Petroleum Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

      (B) Reports on Form 8-K

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          PANGEA PETROLEUM CORPORATION


          By:  /s/  Charles  B. Pollock                    Date: May 14, 2004
               -------------------------------------
               Charles  B.  Pollock,
               Chairman of the Board and
               Chief Executive Officer