Form 10KSB/A
period 2003-12-31
PANGEA PETROLEUM CORP
filed 2004-05-27
CIK 1077319

UNITED STATES SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. (X)

Revenues for year ended December 31, 2003: $33,187. Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 5, 2004 was $1,595,820.24 Number of shares of the registrant's common stock outstanding as of March 5, 2004 was 138,895,962.

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



                                                    2003          2002
                                                 ---------     ----------
      Net loss                                   $ 669,654     $1,275,753
      Negative cash flows from operations        $  51,773     $  223,963

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

                                   Period          High             Low
                                   --------        ------           -----
                                   2002

First Quarter                                        .105            .032
Second Quarter                                       .06             .0081
Third Quarter                                        .06             .0081
Fourth Quarter                                       .025            .005

                                   2003

First Quarter                                       .013             .005
Second Quarter                                      .009             .002
Third Quarter                                       .027             .008
Fourth Quarter                                      .022             .012


The bid price of our common stock was $0.013 per share on March 22, 2004 and had approximately 247 certificate shareholders of record as of March 22, 2004.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS FOR FISCAL YEAR ENDED DECEMBER 31, 2003

--------------------------------------------------------------------------------
                     Number of           Weighted-average    Number of
                     Securities to be    price of            Securities
                     issued upon         outstanding         remaining
                     exercise of         options warrants    available for
                     outstanding         and rights          future issuance
                     options, warrants                       under equity
                     and rights                              compensation
                                                             plans(excluding
                                                             securities
                                                             reflected in
                                                             column (a))
--------------------------------------------------------------------------------
                     (a)                 (b)                 (c)
--------------------------------------------------------------------------------
Equity compensation
plans approved by        10,000,000             $0.11             6,549,997
security holders
--------------------------------------------------------------------------------
Equity compensation
plans not approved        5,000,000                                   0
by security holders
--------------------------------------------------------------------------------
TOTAL                    15,000,000             $0.11             6,549,997
--------------------------------------------------------------------------------

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

                                    PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-KSB/A.

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

                          PANGEA PETROLEUM CORPORATION
                                  __________





                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                          PANGEA PETROLEUM CORPORATION
                               TABLE OF CONTENTS
                                   __________



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







Houston, Texas
February 15, 2004

                          PANGEA PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2003
                                   __________


     ASSETS

Current assets:
  Cash                                                             $      1,890
  Accounts receivable                                                    12,460
                                                                   ------------

      Total current assets                                               14,350
                                                                   ------------

Property and equipment:
  Oil and gas properties (successful efforts method)                    198,264
  Other property and equipment                                           16,689
  Less accumulated depletion, depreciation and amortization             (21,514)
                                                                   ------------

  Net property and equipment                                            193,439
                                                                   ------------

      Total assets                                                 $    207,789
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                 $     26,661
  Accrued liabilities                                                    65,699
  Notes payable to related parties                                      322,684
  Deferred gain on sale of Mass Energy, Inc.                          1,475,141
                                                                   ------------

      Total current liabilities                                       1,890,185

Obligation for dismantlement and disposal activities                     10,000

Notes payable to related parties, net of current portion                 60,000
                                                                   ------------

      Total liabilities                                               1,960,185
                                                                   ------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock: $.001 par value; 10,000,000 shares authorized             --
  Common stock: $.001 par value; 200,000,000 shares authorized;
    117,665,959 shares issued and outstanding                           117,666
  Additional paid-in capital                                         16,116,224
  Unissued common stock: 1,440,500 shares                               192,833
  Accumulated deficit                                               (18,163,474)
                                                                   ------------

                                                                     (1,736,751)
  Less subscriptions receivable                                         (15,645)
                                                                   ------------

      Total stockholders' deficit                                    (1,752,396)
                                                                   ------------

        Total liabilities and stockholders' deficit                $    207,789
                                                                   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          PANGEA PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   __________


                                                        2003           2002
                                                    ------------   ------------

Revenue from operations                             $     33,187   $         --
                                                    ------------   ------------

Costs and expenses:
  Lease operating expenses                                 7,756             --
  Production tax                                           2,367             --
  Selling, general and administrative                     72,554        311,822
  Stock based compensation                               575,494        263,974
  Impairment of oil and gas properties                        --        197,039
  Depletion, depreciation, and amortization                6,125             --
  Loss on sale of marketable equity securities                --         55,887
  Penalty for failure to timely register shares               --        192,833
  Interest expense                                        38,545         44,043
                                                    ------------   ------------

    Total costs and expenses                             702,841      1,065,598
                                                    ------------   ------------

      Loss from continuing operations                   (669,654)    (1,065,598)

Loss from operation of discontinued exploration
  and production subsidiary                                   --       (210,155)
                                                    ------------   ------------

        Net loss                                    $   (669,654)  $ (1,275,753)
                                                    ============   ============

Basic and diluted net loss per common share:
  Continuing operations                             $      (0.01)  $      (0.02)
  Discontinued operations                                  (0.00)         (0.00)
                                                    ------------   ------------

        Net loss                                    $      (0.01)  $      (0.02)
                                                    ============   ============

Weighted average common shares                        90,591,355     57,612,359
                                                    ============   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          PANGEA PETROLEUM CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   __________






                                                       ADDITIONAL  UNISSUED                    STOCK                       TOTAL
                                     COMMON STOCK       PAID-IN     COMMON    ACCUMULATED  SUBSCRIPTIONS   TREASURY    STOCKHOLDERS'
                                 SHARES      AMOUNT     CAPITAL     STOCK       DEFICIT     RECEIVABLE      STOCK        (DEFICIT)
                                ----------  --------  -----------  --------  ------------  -------------  ----------   ------------

Balance at December 31, 2001    52,186,900    52,187   14,717,956        --   (16,218,067)      (16,000)          --     (1,463,924)

Common stock issued for cash     1,205,000     1,205       43,895        --            --       (22,500)          --         22,600

Common stock issued to
  compensate employees          10,966,654    10,967      253,007        --            --            --           --        263,974

Capital contribution by
  stockholders under the
  Settlement Agreement (See
  Note 4)                               --        --      576,008        --            --            --     (223,640)       352,368

Common stock to be issued
  under the Securities
  Purchase Agreement (See
  Note 12) because the
  Company did not meet
  registration requirements
  re-quired under the
  Agreement (1,440,500 shares)          --        --           --   192,833            --            --           --        192,833

Surrender of common stock          (25,000)      (25)          25        --            --            --           --             --

Net loss                                --        --           --        --    (1,275,753)           --           --     (1,275,753)
                                ----------  --------  -----------  --------  ------------  -------------  ----------   ------------
Balance at December 31, 2002    64,333,554  $ 64,334  $15,590,891  $192,833  $(17,493,820) $    (38,500)  $ (223,640)  $ (1,907,902)
                                ==========  ========  ===========  ========  ============  =============  ==========   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          PANGEA PETROLEUM CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   __________



                                                        ADDITIONAL  UNISSUED                    STOCK                      TOTAL
                                     COMMON STOCK        PAID-IN     COMMON   ACCUMULATED   SUBSCRIPTIONS  TREASURY    STOCKHOLDERS'
                                  SHARES      AMOUNT     CAPITAL     STOCK      DEFICIT      RECEIVABLE      STOCK       (DEFICIT)
                                -----------  --------  -----------  --------  ------------  -------------  ----------  ------------

Balance at December 31, 2002     64,333,554  $ 64,334  $15,590,891  $192,833  $(17,493,820) $    (38,500)  $ (223,640) $(1,907,902)

Common stock issued for cash     12,058,063    12,058      134,242        --            --            --           --      146,300

Common stock issued to
  compensate employees and
  consultants and to satisfy
  $55,388 of compensation
  accrued at December 31,
  2002                           43,043,593    43,044      564,911        --            --            --           --      607,955

Common stock issued for
  legal services                    671,104       671        6,018        --            --            --           --        6,689

Common stock issued to
  convert $39,000 of related
  party debt and $2,361 of
  accrued interest to equity      3,150,645     3,150       38,211        --            --            --           --       41,361

Cancellation of treasury
  stock                          (5,591,000)   (5,591)    (218,049)       --            --            --      223,640           --

Stock subscription receivable
  paid or treated as
  compensation                           --        --           --        --            --        22,855           --       22,855

Net loss                                 --        --           --        --      (669,654)           --           --     (669,654)
                                -----------  --------  -----------  --------  ------------  ------------   ----------  -----------

Balance at December 31, 2003    117,665,959  $117,666  $16,116,224  $192,833  $(18,163,474) $    (15,645)  $       --  $(1,752,396)
                                ===========  ========  ===========  ========  ============  ============   ==========  ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          PANGEA PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   __________


                                                                    2003          2002
                                                                -----------   -----------

Cash flows from operating activities:
  Net loss                                                      $  (669,654)  $(1,275,753)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Loss from operation of discontinued business segment                 --       210,155
    Depletion, depreciation and amortization expense                  6,125            --
    Impairment of oil and gas properties                                          197,039
    Loss on sale of marketable equity securities                         --        55,887
    Common stock issued as compensation for services                582,111       263,974
    Common stock issuable for failure to register shares                 --       192,833
    Common stock issued for accrued interest                          2,361            --
    Common stock issued for accrued compensation                     55,388            --
    Changes in operating assets and liabilities, net of
      effects of dispositions:
      Accounts receivable                                            (9,676)        6,453
      Prepaid expenses and other assets                               4,720        (4,720)
      Accounts payable and accrued liabilities                      (23,148)      118,801
                                                                -----------   -----------

        Net cash used in continuing operations                      (51,773)     (235,331)
        Net cash provided by discontinued operations                     --        11,368
                                                                -----------   -----------

          Net cash used in operating activities                     (51,773)     (223,963)
                                                                -----------   -----------

Cash flows from investing activities:
  Proceeds from settlement agreement                                     --        75,000
  Proceeds from sale of marketable equity securities                     --        97,113
  Capital and exploratory expenditures                             (188,264)           --
                                                                -----------   -----------

        Net cash provided by (used in) continuing operations       (188,264)      172,113
        Net cash provided by (used in) discontinued operations           --            --
                                                                -----------   -----------

          Net cash provided by (used in) investing activities      (188,264)      172,113
                                                                -----------   -----------

Cash flows from financing activities:
  Proceeds from the sale of common stock                            146,300        22,600
  Proceeds from notes payable to related parties                     81,000        26,500
                                                                -----------   -----------

        Net cash provided by continuing operations                  227,300        49,100
        Net cash provided by discontinued operations                     --            --
                                                                -----------   -----------

          Net cash provided by financing activities                 227,300        49,100
                                                                -----------   -----------

Net decrease in cash and cash equivalents                           (12,737)       (2,750)

Cash and cash equivalents at beginning of year                       14,627        17,377
                                                                -----------   -----------

Cash and cash equivalents at end of year                        $     1,890   $    14,627
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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company continues to measure stock based compensation in accordance with APB Opinion No. 25, but began reporting the additional quarterly disclosures required by SFAS No. 148 in the quarter ending March 31, 2003.

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

     The Transaction resulted in Thomas Banks, Ltd's assumption of Mass Energy, Inc.'s liabilities totaling $1,475,141. The Company has deferred recognition of any gain from the Transaction because legal counsel cannot currently determine if legal actions against Mass Energy, Inc and related imputed liability or alter-ego claims against Pangea Petroleum, Inc., as the sole stockholder of Mass Energy, Inc. could eventually result in the Company's liability for the claims.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


3.   ACQUISITION AND SUBSEQUENT DISPOSITION OF MASS ENERGY, INC., CONTINUED

     Based on the Transaction, the operations of Mass Energy, Inc have been separated from continuing operations and presented as loss from operation of discontinued business segment in the accompanying statement of operations:

     The following is a summary of the operating results of Mass Energy, Inc. for the period from January 1, 2002 to October 7, 2002.

     Revenues:
       Sales and operating revenues                                   $  31,895
       Interest income                                                       --
                                                                      ---------

         Total revenue                                                   31,895
                                                                      ---------

     Costs and expenses:
       Exploration-dry hole and abandonment expense                          --
       Cost of sales                                                         --
       Selling, general and administrative                                9,142
       Loss on write-down of assets to estimated net
         realizable value                                               232,908
       Interest expense                                                      --
                                                                      ---------

         Total costs and expenses                                       242,050
                                                                      ---------

           Net loss                                                   $(210,155)
                                                                      =========

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

     Contractual balance                                              $ 190,000
     Accrued interest                                                    54,839
                                                                      ---------

                                                                        244,839
     Less allowance for doubtful notes                                 (244,839)
                                                                      ---------
                                                                      $      --
                                                                      ==========


     The Company is pursuing collection of the note receivable; however, due to the uncertainty of the outcome of those efforts, the balance has been fully reserved.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


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


7.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31, 2003:

       Consulting expense payable to stockholders                     $   2,000
       Payroll taxes payable                                             12,392
       Accrued interest payable                                          51,307
                                                                      ---------
                                                                      $  65,699
                                                                      =========

8.   NOTES PAYABLE TO RELATED PARTIES

     Notes payable to related parties consist of the following at December 31, 2003:

     Notes  payable  to a  stockholder  of the  Company,  bearing interest at the prime rate (4% at December  31, 2003) with interest due  quarterly and principal due in October 2004.
       This note is uncollateralized.                                 $  89,184

     Notes payable to two  stockholders/officers  of the Company, bearing  interest  at 12% per  year,  and due in one  time payments  of  principal  and  interest  at  various  dates between  July  2004 and  December  2005.  These  notes are
       uncollateralized.                                                283,500

     Other note payable                                                  10,000
                                                                      ----------

                                                                        382,684
     Less current portion                                              (322,684)
                                                                      ----------

     Long-term portion of notes payable to related parties            $  60,000
                                                                      =========

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

     Future annual maturities of the notes payable to related parties as of December 31, 2003 are as follows:

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


8.   NOTES PAYABLE TO RELATED PARTIES, CONTINUED

       YEAR ENDED
       DECEMBER 31,
       ------------

          2004                                                    $  322,684
          2005                                                        60,000
                                                                  ----------

                                                                  $  382,684
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

     The composition of deferred tax assets and the related tax effects at December 31, 2003 are as follows:

       Net operating losses                                      $ 4,209,200
       Other                                                          17,411
                                                                 -----------
         Total deferred tax assets                                 4,226,611

       Less valuation allowance                                   (4,226,611)
                                                                 -----------
       Net deferred tax asset                                    $        --
                                                                 ===========

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2003 and 2002 is as follows:

                                               2003                2002
                                         ----------------    ----------------
                                           AMOUNT     %       AMOUNT      %
                                         ---------  -----    ---------  -----

     Benefit for income tax at federal
       statutory rate                    $(227,682) (34.0%)  $(433,756) (34.0%)
     Non-deductible expenses               195,643   29.2%     155,314   12.2%
     Increase in valuation allowance        32,039    4.8%     278,442   21.8%
                                         ---------  -----    ---------  -----
                                         $      --     --%   $      --     --%
                                         =========  =====    =========  =====

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

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


10.  STOCKHOLDERS' EQUITY, CONTINUED

     COMMON STOCK
                                                 MAXIMUM
                                    PURCHASE    NUMBER OF      MAXIMUM NUMBER
           PURCHASER                  PRICE       SHARES         OF WARRANTS
           ---------               ----------   ---------  ---------------------

    Generation Capital Associates  $  600,000   1,600,000   3,450,000 A Warrants
                                                            3,450,000 B Warrants

    STL Capital Partners, LLC         250,000     666,667   1,333,333 A Warrants
                                                            1,333,333 B Warrants

    Greenwood Partners, L.P.          200,000     533,333   1,066,666 A Warrants
                                                            1,066,666 B Warrants

    The Apmont Group, Inc.            250,000     550,000   1,100,000 C Warrants
                                                            1,100,000 D Warrants

    Escrow Agent Fee                     -           -         75,000 A Warrants
                                                               75,000 B Warrants
                                   ----------   ---------  ----------
      Total                        $1,300,000   3,350,000  14,049,998 Warrants
                                   ==========   =========  ==========

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


                                                    2003           2002
                                                -----------    -----------

     Net loss as reported                       $  (669,654)   $(1,275,753)

     Adjustment calculated in accordance
       with SFAS 123                                     --         (4,200)
                                                -----------    -----------

     Proforma net loss                          $  (669,654)   $(1,279,953)
                                                ===========    ===========

     Loss per common share, as reported         $     (0.01)   $     (0.02)

     Proforma and diluted net loss per
       common share                             $     (0.01)   $     (0.02)


     A summary of the Company's stock option activity and related information for the years ended December 31, 2003 and 2002 follows:

                                 NUMBER OF                        WEIGHTED
                                  SHARES                          AVERAGE
                                  UNDER            EXERCISE       EXERCISE
                                  OPTION            PRICE          PRICE
                                 ---------       -----------      --------

     Balance outstanding at
       December 31, 2001         4,150,000       $0.50-$5.00       $2.55

       Issued                      350,000       $0.20-$1.00       $0.56
                                 ---------

     Balance outstanding at
       December 31, 2002         4,500,000       $0.20-$5.00       $2.39

       Expired                  (2,720,000)      $0.50-$5.00       $3.35
                                 ---------

     Balance outstanding at
       December 31, 2003         1,780,000       $0.20-$1.00       $0.91
                                 =========

     All outstanding stock options are exercisable at December 31, 2003 and 2002. A summary of outstanding stock options at December 31, 2003 follows:

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


11.  STOCKHOLDERS' EQUITY, CONTINUED

     STOCK OPTIONS, CONTINUED


                                                   REMAINING
       NUMBER OF COMMON                            CONTRACTED
       STOCK EQUIVALENTS      EXPIRATION DATE     LIFE (YEARS)    EXERCISE PRICE
       -----------------      ---------------     ------------    --------------

            350,000           January 2004            0.0             1.00
            370,000           February 2004           0.1             1.00
            160,000           March 2004              0.2             1.00
            100,000           April 2004              0.3             1.00
            125,000           May 2004                0.3             1.00
            150,000           June 2004               0.4             1.00
             75,000           July 2004               0.5             1.00
             50,000           August 2004             0.6             1.00
             50,000           September 2004          0.7             1.00
             50,000           May 2010                6.4             0.50
            100,000           May 2010                6.4             1.00
            100,000           August 2010             6.7             0.20
            100,000           January 2011            7.1             0.50
          ---------

          1,780,000
          =========

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


     STOCK WARRANTS

     A summary of the Company's stock warrant activity and related information for the years ended December 31, 2003 and 2002 follows:

                                 NUMBER OF                        WEIGHTED
                                   SHARES                         AVERAGE
                                   UNDER           EXERCISE       EXERCISE
                                  WARRANT           PRICE          PRICE
                                 ----------      -----------      --------

     Warrants outstanding at
       December 31, 2001         26,549,998      $0.01-$1.00       $0.48

       Issued                       625,000      $0.02             $0.02
       Canceled                 (12,500,000)     $1.00             $1.00
       Exercised                       -            -                 -
                                 ----------

     Warrants outstanding at
       December 31, 2002         14,674,998       $0.01-$0.02      $0.01

       Issued                          -            -                -
       Canceled                        -            -                -
       Exercised                       -            -                -
                                 ----------

     Warrants outstanding at
       December 31, 2003         14,674,998       $0.01-$0.02      $0.01
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
       NUMBER OF COMMON                            CONTRACTED
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

     Following is an analysis of cash paid for interest and income taxes:

                                                          2003          2002
                                                       ---------     ---------

       Cash paid for interest                          $      --     $      --

       Cash paid for income taxes                      $      --     $      --

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

14.  SUPPLEMENTAL OIL AND GAS INFORMATION - UNAUDITED

     The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission ("SEC") and SFAS No. 69, Disclosures About Oil and Gas Producing Activities ("Statement 69").

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

                                                             OIL         GAS
     QUANTITY OF OIL AND GAS RESERVES                       (BBLS)      (MCF)
                                                          ---------   ---------

     Total proved reserves at December 31, 2002                   -           -
     Discoveries                                                532      86,321
     Production                                                 (63)     (5,628)
                                                          ---------   ---------

       Total proved reserves at December 31, 2003               469      80,693
                                                          =========   =========
     Proved developed reserves:

       December 31, 2003                                          -           -

       December 31, 2002                                        469      80,693


     CAPITALIZED COSTS OF OIL AND GAS PRODUCING ACTIVITIES

     The following table sets forth the aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation and amortization as of December 31, 2003:

       Unproved properties and prospect generation costs
         not being amortized                                        $    89,114
       Dismantlement costs                                               10,000
       Proved properties being amortized                                 99,150
       Less accumulated depletion, depreciation and amortization         (5,837)
                                                                    -----------

         Net capitalized costs                                      $   192,427
                                                                    ===========

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


14.  SUPPLEMENTAL OIL AND GAS INFORMATION - UNAUDITED, CONTINUED

     COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

     The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2003 and 2002:

                                                          2003          2002
                                                      -----------   -----------

       Exploration costs                              $        --   $        --
       Development costs                                  198,264            --
                                                      -----------   -----------

                                                      $   198,264   $        --
                                                      ===========   ===========

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

ITEM 10. EXECUTIVE COMPENSATION

             SUMMARY COMPENSATION TABLE

                                             Annual Compensation                            Long Term Compensation
                                     ---------------------------------                -------------------------------------
                                                                                         Awards            Payouts
                                                                                      -----------  ------------------------
         Name and             Year    Salary    Bonus    Other Annual   Restricted    Securities     LTIP      All Other
         Principal Position             ($)      ($)     Compensation      Stock      Underlying    Payouts   Compensation
                                                             ($)          award(s)      Options /     ($)
                                                                          (shares)        SARs
                                                                                           (#)
         ------------------   ----   --------  --------  -------------  ------------  -----------  ---------  -------------
         Charles B. Pollock   2001     -0-     -0-        3,000         1,000,000(4)    300,000        -0-          -0-
         CEO and              2002     -0-(1)  -0-            0           600,000(4)          0        -0-          -0-
         Chairman of the      2003     -0-(2)  -0-(3)         0         1,200,000(4)          0        -0-          -0-
         Directors
         ------------------   ----   --------  --------  -------------  ------------  -----------  ---------  -------------
         Mark F.  Weller      2001      N/A     N/A           N/A            N/A              N/A       N/A
         President and        2002     -0-(5)  -0-(3)         0           800,000(4)          0        -0-          -0-
         Director             2003     -0-(6)  -0-(3)         0         1,100,000(4)          0        -0-          -0-
         ------------------   ----   --------  --------  -------------  ------------  -----------  ---------  -------------

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



OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                  Individual Grants
----------------------------------------------------------------------------
Name        Number of  Percent of   Exercise  Expiration  Grant Date Present
           Securities     Total     of Base      Date           Value ($)
           Underlying   Options /    Price
            Options/      SARs       ($/sh)
              SARs     Granted to
             Granted    Employees
               (#)      in Fiscal
                           Year
---------- ----------- ----------- ---------- ----------  ------------------
Charles B.
Pollock         0           0          0        N/A           N/A
---------- ----------- ----------- ---------- ----------  ------------------
Mark F.
Weller          0           0          0        N/A           N/A
---------- ----------- ----------- ---------- ----------  ------------------

-------------- ------------ ---------------- ---------------- ---------------
Name           Shares        Value Realized  Number of        Value of
               Acquired on   ($)             Securities       Unexercised In-
               Exercise (#)                  Underlying       The-Money
                                             Unexercised      Options/SARs
                                             Options / SARs   At Fiscal Year-
                                             At Fiscal Year-  End ($)
                                             End (#)          Exercisable /
                                             Exercisable /    Unexercisable
                                             Unexercisable
-------------- ------------ ---------------- ---------------- ---------------
Charles B.
Pollock            -0-              -0-           -0-             -0-
-------------- ------------ ---------------- ---------------- ---------------
Mark F.
Weller             -0-              -0-            -0-            -0-
-------------- ------------ ---------------- ---------------- ---------------

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

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on May 26, 2004.

PANGEA PETROLEUM CORPORATION


By: /s/ Charles B. Pollock                         Date: May 26, 2004
    -------------------------------------
    Charles B.  Pollock,
    Chairman of the Board and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ Charles B. Pollock
    ----------------------
Date: May 26, 2004
Charles B. Pollock, Chairman of the Board, and Chief Executive Officer


By: /s/ Scott Duncan
    ----------------
Date: May 26, 2004
Scott Duncan, Chief Financial Officer

By: /s/ Mark Weller
    ---------------
Date: May 26, 2004
Mark Weller, President and Director


By: /s/ Edward R. Skaggs
    --------------------
Date: May 26, 2004
Edward R. Skaggs, Director