Form 10QSB
period 2004-06-30
PANGEA PETROLEUM CORP
filed 2004-08-13
CIK 1077319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                9801 Westheimer, Suite 302, Houston, Texas 77042
               (Address of principal executive offices)(Zip Code)

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

The number of shares outstanding of the Company's common stock as of August 2, 2004 is shown below:

Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 164,130,193

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


                          PANGEA PETROLEUM CORPORATION
                                   ----------

              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS for the three months and six months ended June 30, 2004 and 2003

                          PANGEA PETROLEUM CORPORATION
                                TABLE OF CONTENTS
                                   ----------

                                                                            Page

Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheets as of June 30, 2004
    and December 31, 2003                                                   F-3

  Unaudited Consolidated Condensed Statements of Operations
    for the three months and six months ended June 30, 2004
    and 2003                                                                F-4

  Unaudited Consolidated Condensed Statements of Stockholders'
    Equity for the six months ended June 30, 2004                           F-5

  Unaudited Consolidated Condensed Statements of Cash Flows
    for the six months ended June 30, 2004 and 2003                         F-6

Notes to Unaudited Consolidated Condensed Financial Statements              F-7

                          PANGEA PETROLEUM CORPORATION
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                       June 30, 2004 and December 31, 2003
                                   ----------

                                                                    June 30,       December 31,
                                                                      2004            2003
                                                                   (Unaudited)        (Note)
     ASSETS                                                        ------------    ------------
Current assets:
  Cash                                                             $     39,809    $      1,890
  Accounts receivables                                                   11,675          12,460
                                                                   ------------    ------------
    Total current assets                                                 51,484          14,350
                                                                   ------------    ------------
Property and equipment:
  Oil and gas properties (successful efforts method)                    237,539         198,264
  Other property and equipment                                           18,174          16,689
  Less accumulated depletion, depreciation and amortization             (27,664)        (21,514)
                                                                   ------------    ------------
    Net property and equipment                                          228,049         193,439
                                                                   ------------    ------------
      Total assets                                                 $    279,533    $    207,789
                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                 $     46,464    $     26,661
  Accrued liabilities                                                    82,210          65,699
  Notes payable to related parties                                      337,684         322,684
  Deferred gain on sale of Mass Energy, Inc.                          1,475,141       1,475,141
                                                                   ------------    ------------
    Total current liabilities                                         1,941,499       1,890,185

Obligation for dismantlement and disposal activities                     10,000          10,000

Notes payable to related parties, net of current portion                 60,000          60,000
                                                                   ------------    ------------
    Total liabilities                                                 2,011,499       1,960,185
                                                                   ------------    ------------
Commitments and contingencies

Stockholders' deficit:
  Preferred stock: $.001 par value; 5,000,000 shares authorized              --              --
  Common stock: $.001 par value; 200,000,000 shares authorized;
    162,910,193 and 117,665,959 shares issued and outstanding at
    June 30, 2004 and December 31, 2003, respectively                   162,910         117,666
  Additional paid-in capital                                         16,548,664      16,116,224
  Unissued common stock: 1,440,500 shares                               192,833         192,833
  Accumulated deficit                                               (18,570,466)    (18,163,474)
                                                                   ------------    ------------
                                                                     (1,666,059)     (1,736,751)
  Subscriptions receivable                                              (15,645)        (15,645)
  Deferred compensation                                                 (50,262)             --
                                                                   ------------    ------------

    Total stockholders' deficit                                      (1,731,966)     (1,752,396)
                                                                   ------------    ------------

      Total liabilities and stockholders' deficit                  $    279,533    $    207,789
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

                          PANGEA PETROLEUM CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        for the three months and six months ended June 30, 2004 and 2003
                                   ----------

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                             June 30,
                                                         ------------------                  ----------------
                                                    2004                2003             2004                2003
                                                -------------      -------------      -------------      -------------
Revenue                                         $      18,852      $       5,473      $      37,780      $       5,473
                                                -------------      -------------      -------------      -------------
Costs and expenses:
  Lease operating expenses                              1,125                 --              3,356                 --
  Production taxes                                      1,576                 --              2,962                 --
  Selling, general and administrative,
    excluding stock-based compensation                 59,408             31,972             96,909             68,504
  Stock based compensation                            133,879            135,165            219,579            236,727
  Depreciation, depletion and amortization              3,352              1,275              6,150              1,347
  Dry hole costs                                      105,909                 --            105,909                 --
                                                -------------      -------------      -------------      -------------
    Total costs and expenses                          305,249           (168,412)           434,865           (306,578)
                                                -------------      -------------      -------------      -------------
Loss from operations                                  286,397           (162,939)           397,085           (301,105)
                                                -------------      -------------      -------------      -------------

Other income and (expenses):
  Interest income                                       6,104                 --              6,104                 --
  Other income                                          2,500                 --              2,500                 --
  Interest expense                                     (8,589)            (9,131)           (18,511)           (18,521)
                                                -------------      -------------      -------------      -------------
    Total other income and (expenses), net                 15             (9,131)            (9,907)           (18,521)
                                                -------------      -------------      -------------      -------------
        Net loss                                $    (286,382)     $    (172,070)     $    (406,992)     $    (319,626)
                                                =============      =============      =============      =============
Basic and diluted net loss per common share     $       (0.00)     $       (0.00)     $       (0.00)     $       (0.00)
                                                =============      =============      =============      =============
Weighted average common shares                    151,886,501         82,918,198        140,605,776         77,386,831
                                                =============      =============      =============      =============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                          PANGEA PETROLEUM CORPORATION
       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                    for the three months ended June 30, 2004

                                                                        Additional         Unissued
                                             Common Stock               Paid - In           Common
                                         Shares         Amount           Capital            Stock
                                       -----------     ------------     ------------     ------------
Balance at December 31, 2003           117,665,959     $    117,666     $ 16,116,224     $    192,833

Common stock issued for cash            24,571,667           24,572          161,428               --

Common stock issued to compensate
  employees and consultants             18,322,564           18,322          206,277               --

Common stock issued for legal
  services                                 350,003              350            2,835               --

Common stock issued for profes-
  sional fees                            2,000,000            2,000           34,000               --

Stock warrants issued for profes-
  sional services                               --               --           27,900               --

Net loss                                        --               --               --               --
                                       -----------     ------------     ------------     ------------
Balance at June 30, 2004               162,910,193     $    162,910     $ 16,548,664     $    192,833
                                       ===========     ============     ============     ============


                                                                                            Total
                                                         Stock                            Stockholders'
                                     Accumulated      Subscriptions       Deferred           Equity
                                      Deficit          Receivable        Compensation      (Deficit)
                                    ------------      ------------      ------------      ------------
Balance at December 31, 2003        $(18,163,474)     $    (15,645)     $         --      $ (1,752,396)

Common stock issued for cash                  --                --                --           186,000

Common stock issued to compensate
  employees and consultants                   --                --            (5,000)          219,599

Common stock issued for legal
  services                                    --                --                --             3,185

Common stock issued for profes-
  sional fees                                 --                --           (25,500)           10,500

Stock warrants issued for profes-
  sional services                             --                --           (19,762)            8,138

Net loss                                (406,992)               --                --          (406,992)
                                    ------------      ------------      ------------      ------------
Balance at June 30, 2004            $(18,570,466)     $    (15,645)     $    (50,262)     $ (1,731,966
                                    ============      ============      ============      ============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                          PANGEA PETROLEUM CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 2004 and 2003
                                   ----------

                                                       2004            2003
                                                     ---------      ---------
Cash flows from operating activities:
  Net loss                                           $(406,992)     $(319,626)
  Adjustments to reconcile net loss to net cash
    used in operating activities                       390,580        300,627
                                                     ---------      ---------

      Net cash used in operating activities            (16,412)       (18,999)
                                                     ---------      ---------

Cash flows from investing activities:
  Capital and exploratory expenditures                (146,669)      (106,645)
                                                     ---------      ---------

      Net cash used in investing activities           (146,669)      (106,645)
                                                     ---------      ---------

Cash flows from financing activities:
  Proceeds from the sale of common stock               186,000         94,800
  Proceeds from subscription receivable                     --          4,919
  Proceeds from notes payable to related parties        15,000         40,000
                                                     ---------      ---------

      Net cash provided by financing activities        201,000        139,719
                                                     ---------      ---------

Net increase in cash and cash equivalents               37,919         14,075

Cash and cash equivalents at beginning of period         1,890         14,627
                                                     ---------      ---------

Cash and cash equivalents at end of period           $  39,809      $  28,702
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

                          PANGEA PETROLEUM CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   ----------

1.    Organization and Significant Accounting Policies

Organization

      PangeaPetroleum Corporation (the "Company"), is a Colorado corporation engaged in oil and gas exploration and development. The Company was originally incorporated in 1997 as Zip Top, Inc. and subsequently adopted a name change to Pangea Petroleum Corporation. On April 26, 2000, the Company was recapitalized when the Company acquired the non-operating public shell, Segway II Corporation. Segway II Corporation had no significant assets or liabilities at the date of acquisition and, accordingly, the transaction was accounted for as a recapitalization.

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

3.    Interim Financial Statements

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
      Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the respective full years.

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

4.    Going Concern Considerations

      Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2003 and 2002, the Company reported net losses of $669,654 and $1,275,753, respectively, and negative cash flows from operations of $51,733 and $223,963 respectively. Such negative financial results have continued in the three months and six months ended June 30, 2004.

      Continuing negative operating results produced a working capital deficit of $1,890,015 as of June 30, 2004. The negative operating results were largely caused by the Company's former subsidiary, Mass Energy, Inc. Mass Energy, Inc. became severely delinquent on certain accounts payable. Various vendors have initiated legal actions against Mass Energy, Inc. to force payment of past due accounts, but Mass Energy, Inc. lacks the cash resources to make such payments. One suit has been filed against Pangea Petroleum Corporation alleging that it is responsible for the debt of its former subsidiary, Mass Energy, Inc. The suit was dropped and dismissed in the 2nd quarter, none the less. the Company's recurring negative financial results raise substantial doubt about the Company's ability to continue as a going concern.

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

                          PANGEA PETROLEUM CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   ----------

6.    Income Taxes

      The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of June 30, 2004, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $12,657,000 which expire in various tax years through 2024. Under the provisions of Section 382 of the Internal Revenue Code, the net operating loss carryforwards attributable to Mass Energy, Inc. and other losses incurred prior to the ownership change in the Company when it recapitalized in 2000 will severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be unable to take full advantage of a substantial portion of its NOL for federal income tax purposes should the Company generate taxable income.

      The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the three months ended June 30, 2004 and 2003 relates primarily to increases in the valuation allowances for deferred tax assets related to net operating losses.

7.    Stockholders' Equity

      During the six months ended June 30, 2003, the Company engaged in various transactions affecting stockholders' equity, as follows:

      o The Company issued 21,446,667 shares under a combination of private placements of its common stock and issuances in respect to exercise of stock options to raise $161,000

      o The Company issued 3,125,000 shares upon exercise of stock options for proceeds of $25,000.

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

8.    Related Party Transactions

      During the three months ended June 30, 2004, the Company issued 4,720,000 shares of common stock and recognized consulting fees of $46,300 under consulting agreements with stockholders to provide record-keeping and other administrative services

      In addition to the transactions and balances described above, the Company has various related party notes payable at June 30, 2004 of $337,684.

9.    Non-Cash Investing and Financing Activities

      During the six months ended June 30, 2004 and 2003, the Company engaged in various non-cash financing and investing activities as follows:

                                                            2004           2003

Related party note payable converted to equity             $    --       $26,500

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

GENERAL

Pangea Petroleum Corporation ("Pangea" or "Company"), a Colorado corporation, was organized on March 11, 1997 as Zip Top, Inc. On December 11, 1998, the Company changed our name to Pangea Petroleum Corporation. The Company is located at 9801 Westheimer, Suite 302, Houston, Texas 77042. Pangea has a Company website is www.pangeapetroleum.com.

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

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended June 30, 2004 and 2003, the Company reported net losses of $286,382 and $172,070 respectively.

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

RESULTS OF OPERATIONS

During the second quarter of 2004, the Company reported $18,852 in revenue. This income is from the two producing wells in Liberty and Panola counties. Pangea also has two wells that are suspended, one of which had further action in the 2nd quarter with the drilling of a follow-up well. The Company has invested in three new prospects, two of which began drilling in the 2nd quarter.

Pangea's two suspended wells are still awaiting further work. At one of the suspended wells in Lee County, where oil reserves were found, there was additional unsuccessful activity on a second well, but the initial well remains suspended. The other suspended well in Austin County is still being evaluated for further work.

The two suspended wells are as follows:

Lee County, Texas, a Lower Wilcox prospect identified in a 2D seismic analysis that shows a closure between two existing Lower Wilcox producing fields in the area, was drilled and tested in August 2003. Pangea has a 17.5% working interest (13.125% net interest). The well encountered 40' of overall sand with 16'-18' of oil sand on top and water in the bottom 22'. The well was tested in early August 2003 and showed signs of oil at a low rate of production. The well was subsequently stimulated with an acid treatment which greatly increased the water production rate, making the well uneconomical to produce. Pangea and its partners have reviewed the reservoir data and determined that there may be locations that are up structure from the first well, further from the underlying water. New seismic data acquired in May 2004 indicated that the structure did rise to the west. The key reflector was on the base of the target zone. Based on the new data, a follow-up well was drilled in early July 2004 at a location 1200' west of the original well. Logs on the new well confirmed the structural rise on the base of the target zone; however, the seismic did not show that the top of the zone had been truncated. The result was a non-productive well and the second well was plugged and abandoned. Based on this result, we will plan to re-enter the first well, and make one additional attempt to produce the reserves encountered. This work should proceed late in the third quarter 2004

Austin County, Texas, a 2600' Frio zone test that was based on 3D seismic analysis, was drilled in July 2003. The Company has a 15.3% working interest (11.48% net interest). Unfortunately, the target production zone contained residual gas and water, and produced only water on the test. The well has been shut in and is being evaluated for potential shallower productive intervals. Further work on the well should be proposed late in the third quarter 2004.

Two new wells were initiated in June 2004.

Kingfisher County, Oklahoma, a 7400' test well to the base of the Mississippi Lime formation, in which Pangea acquired a 10% working interest (8% net interest) in a farmout of a 16,580 acre unit. The Mississippi Lime in the unit area is a 530' thick fractured limestone that is calculated to have recovered only 1 to 2% of the original oil in place during the original development in the 1960's. The original wells penetrated an average of less than 100' of the formation and averaged 40,000-50,000 barrels of total production before declining and being recompleted in a shallower formation in the 1970's. The initial new well was on a 320 acre block in the northwest corner of the unit. The well was drilled applying current air drilling and fracturing technology to attempt to investigate a much greater volume of the formation. The well was spudded in June 2004 and began air drilling in early July. At 70' into the Mississippi Lime the well encountered a water filled fracture. After drilling an additional 30' it was determined that an overlying formation was the source of the water. Drilling was ceased and the well was abandoned. It appears that 1970's era well abandonments were the likely water source and that there is no effective way to predict similar problems throughout the entire acreage. No additional work on the prospect is expected at this time.

Colorado County, Texas was a 7100' test through nine Yegua sand intervals identified in 3D seismic. The prospect is up structure to a producer that watered out in the Yegua 7 sand. In addition, Frio and Miocene sand production is present in the immediate area and had the potential be encountered above the Yegua in this location. Pangea has a 10% working interest (7.5% net interest) in a prospect well. Drilling on the well commenced in June 2004 and was completed in early July. Unfortunately, the top of the structure contained a high level of silt in the Yegua sands and, although oil and gas were present, they were all tight and non-commercial. In addition, no reserves were encountered in the Frio and Miocene sands. The well was plugged and abandoned.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 TO THREE MONTHS ENDED JUNE 30, 2004.

The net loss of $286,382 for the three months ended June 30, 2004 increased by $114,312 from the net loss of $172,070 for the three months ended June 30, 2003. The increase is directly attributable to an increase in dry hole costs in 2004.

The Company generated revenue from the participation in ongoing oil and gas wells in the amount of $18,852 for the three months ended June 30, 2004, compared to $5,473 in revenue in the three months ended June 30, 2003. Total assets increased to $279,533 at June 30, 2004 compared to $207,789 at December 30, 2003 which is primarily reflected in an increase in cash which increased to $39,809 at June 30, 2004 compared to $1,890 at December 30, 2003 and oil and gas properties (successful efforts method) which increased to $237,539 at June 30, 2004 compared to $198,264 at December 30, 2003.

Total liabilities at June 30, 2004 are $2,011,499 compared to $1,960,185 at December 30, 2003, which is an increase in total liabilities of $51,314. The increase in liabilities is primarily due to an increase of $15,000 in notes payable to related parties (from $337,684 at June 30, 2004 compared to $322,684 at December 30, 2003), interest on notes payable to related parties and an increase in accounts payable. At June 30, 2004, the liabilities reflected on the balance sheet are trade accounts payable, accrued liabilities to officers, directors and a shareholder of the Company and a deferred gain on the sale of Mass Energy.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 TO SIX MONTHS ENDED JUNE 30, 2004.

The net loss of $406,992 for the six months ended June 30, 2004 increased by $87,366 from the net loss of $319,626 for the six months ended June 30, 2003. The increase is directly attributable to an increase in dry hole costs in 2004.

The Company generated revenue of $37,780 for the six months ended June 30, 2004 compared $5,473 in the six months ended June 30, 2003. This reflects the participation in ongoing oil and gas wells. Total assets increased to $279,533 at June 30, 2004 compared to $142,072 for the six months ended June 30, 2003 which is primarily reflected in an increase in cash which increased to $39,809 at June 30, 2004 compared to $5,200 at June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash in the amount of $146,669 for the quarter ended June 30, 2004 to invest in four prospects and to pay expenses on producing wells. The Company is currently generating revenue from two wells but the Company has not been able to generate positive cash flow from operations using cash in the amount of $16,412 for the quarter ended June 30, 2004. The Company utilized cash from financing activities to fund these investments. The net cash from financing activities increased in 2004 to $201,000 from $139,719 in 2003. The Company intends to continue investing in additional oil and gas projects but will need additional private placements, debt financing or equity investment in order to participate fully and at the levels the Company intends. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability.

2004 OUTLOOK

The Company has identified one additional prospect scheduled for drilling in 2004 in Liberty County Texas, and is in the process of evaluating several additional prospects for 2004.

Liberty County, Texas is a 9000' test of the Lower Wilcox, based on 3D seismic data and multiple surrounding wells. The fault trap identified has a down structure producing well that would not have produced the bulk of the reserves potentially available. In addition, several wells in the surrounding area support the presence of a large fault block that is substantially untested. The well should encounter several zones that are currently producing in adjacent fault blocks, which will be secondary objectives. Pangea has a 5% working interest (3.75% net revenue interest) in a prospect well. It is currently anticipated that the well will be drilled in August 2004. Pangea is actively reviewing additional prospects in Texas, Louisiana, Kansas and Oklahoma to add new wells to the prospect list. The Company is continuing its strategy of evaluating primarily shallow, onshore oil and gas projects, that avoid investing in "wildcat" or exploratory wells, and focus on investing in development well prospects that are supported by seismic data, proven production from the surrounding area and good information from adjacent wells. Additionally, Pangea will continue to diversity its risk by taking a minority working interest in the prospects, such that the Company is not dependent on any one project, or highly impacted by an unsuccessful well. The ability to invest further will be heavily dependent on securing additional capital from investors or debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.

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

                           PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 3, 4 and 5 are omitted.

ITEM 1. LEGAL PROCEDINGS

Pangea resolved the two outstanding legal issues during the second quarter.

First, Halliburton Energy Services, Inc. dismissed their lawsuit against Pangea Petroleum Corporation and an order to that effect was entered by the court. Halliburton sued the Company under an alter ego claim for debts of Pangea's former subsidiary, Mass Energy, on June 11, 2002 (Cause Number 2002-1945, District Court, Harris County, Texas, 129th Judicial District). Based on lack of activity by Halliburton and a strong argument against the suit by Pangea, the Company filed a motion for Summary Judgment of the suit in Pangea's favor in April 2004. Shortly thereafter, Halliburton requested dismissal of their lawsuit against the Company and an order to that effect was entered by the court in June 2004. This action does not preclude Halliburton from pursuing a future action, however, the Company and their attorney's feel a new suit is unlikely

Secondly, the Company was awarded $158,000.00 in its arbitration claim against Clay Exploration, Inc. and Joseph W. Shunta pertaining to a well interest in Duval County, Texas. Counterclaims made by Clay Exploration and Shunta, in Cause Number 2002-18505, District Court, Harris County, Texas, 157th Judicial District, were denied in full by the Arbitrator, with the exception that Pangea conceded, and Clay Exploration was awarded, certain expenses in the amount of $5,566.54 pertaining to a separate well in Jim Wells County, Texas. The deadline to appeal or set aside the award passed on August 5, 2004. Pangea is assessing options for enforcing collection including recovering interest, which continues to accrue according to the terms of the award.

ITEM 2. CHANGES IN SECURITIES

The following information sets forth certain information for all securities the Company issued from March 31, 2004 through June 30, 2004, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.

A total of 1,666,667 shares were issued for private placements to one investor for a total of $20,000.

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

      PANGEA PETROLEUM CORPORATION

       By:  /s/  Charles  B.  Pollock                      Date: August 13,2004
            -------------------------------------
            Charles  B.  Pollock,
            Chairman of the Board and
            Chief Executive Officer