Form 10QSB
period 2004-09-30
PANGEA PETROLEUM CORP
filed 2004-11-15
CIK 1077319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The number of shares outstanding of the Company's common stock as of November 2, 2004 is shown below:

Title of Class Number of Shares Outstanding Common Stock, $.001 par value per share 174,071,298

Documents Incorporated by Reference: None

                          PANGEA PETROLEUM CORPORATION
                                   FORM 10-QSB

                                Table of Contents

PART  I  -  FINANCIAL  INFORMATION

Item  1  -  Financial  Statements

Item  2  -  Management's  Discussion and Analysis  or Plan of Operations

Item  3  -  Controls and Procedures

PART II  -  OTHER INFORMATION

Item 1 -    Legal Proceedings

Item  6  -  Exhibits and Reports  on  Form  8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of the company are set forth beginning on page F-1.

                          PANGEA PETROLEUM CORPORATION
                                   ----------

              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS for the three months and nine months ended September 30, 2004 and 2003

                          PANGEA PETROLEUM CORPORATION
                                TABLE OF CONTENTS

                                   ----------

                                                                                                   Page
Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheets as of September 30, 2004
    and December 31, 2003                                                                          F-3

  Unaudited Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 2004
    and 2003                                                                                       F-4

  Unaudited Consolidated Condensed Statements of Stockholders'
    Equity for the nine months ended September 30, 2004                                            F-5

  Unaudited Consolidated Condensed Statements of Cash Flows
    for the nine months ended September 30, 2004 and 2003                                          F-6

Notes to Unaudited Consolidated Condensed Financial Statements                                     F-7

                          PANGEA PETROLEUM CORPORATION
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                    September 30, 2004 and December 31, 2003

                                   ----------

                                                                   September 30,       December 31,
                                                                      2004                 2003
     ASSETS                                                        (Unaudited)            (Note)
---------------                                                    ------------    ------------
Current assets:
  Cash                                                             $     58,260    $      1,890
  Accounts receivables                                                   10,996          12,460
  Settlement receivable                                                  20,000              --
                                                                   ------------    ------------

    Total current assets                                                 89,256          14,350
                                                                   ------------    ------------

Property and equipment:
  Oil and gas properties (successful efforts method)                    256,763         198,264
  Other property and equipment                                           18,174          16,689
  Less accumulated depletion, depreciation and amortization             (31,407)        (21,514)
                                                                   ------------    ------------

    Net property and equipment                                          243,530         193,439
                                                                   ------------    ------------

      Total assets                                                 $    332,786    $    207,789
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                 $      9,247    $     26,661
  Accrued liabilities                                                    51,641          65,699
  Notes payable to related parties                                      374,316         322,684
  Deferred gain on sale of Mass Energy, Inc.                          1,475,141       1,475,141
                                                                   ------------    ------------

    Total current liabilities                                         1,910,345       1,890,185

Obligation for dismantlement and disposal activities                     10,000          10,000

Notes payable to related parties, net of current portion                 60,000          60,000
                                                                   ------------    ------------

    Total liabilities                                                 1,980,345       1,960,185
                                                                   ------------    ------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock: $.001 par value; 5,000,000 shares authorized              --              --
  Common stock: $.001 par value; 200,000,000 shares authorized;
    174,071,298 and 117,665,959 shares issued and outstanding at
    September 30, 2004 and December 31, 2003, respectively              174,071         117,666
  Additional paid-in capital                                         16,605,760      16,116,224
  Unissued common stock: 1,440,500 shares                               192,833         192,833
  Accumulated deficit                                               (18,604,578)    (18,163,474)
                                                                   ------------    ------------


                                                                     (1,631,914)     (1,736,751)
  Subscriptions receivable                                              (15,645)        (15,645)
  Deferred compensation                                                      --              --
                                                                   ------------    ------------

    Total stockholders' deficit                                      (1,647,559)     (1,752,396)
                                                                   ------------    ------------

      Total liabilities and stockholders' deficit                  $    332,786    $    207,789
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

                          PANGEA PETROLEUM CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS for the three months and nine months ended September 30, 2004 and 2003

                                   ----------

                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                    September 30,

                                                   2004            2003             2004            2003
                                              -------------    -------------    -------------    -------------
Revenue                                       $      23,268    $      11,633    $      61,048    $      17,106
                                              -------------    -------------    -------------    -------------

Costs and expenses:
  Lease operating expenses                            2,276               --            5,632               --
  Production taxes                                    1,470               --            4,432               --
  Selling, general and administrative,
    excluding stock-based compensation               22,697           64,143          119,606          369,374
  Stock based compensation                           95,394               --          314,973               --
  Depreciation, depletion and amortization            3,743            3,083            9,893            4,430
  Dry hole costs                                         --               --          105,909               --
                                              -------------    -------------    -------------    -------------

    Total costs and expenses                       (125,580)         (67,226)        (560,445)        (373,804)
                                              -------------    -------------    -------------    -------------

Loss from operations                               (102,312)         (55,593)        (499,397)        (356,698)
                                              -------------    -------------    -------------    -------------

Other income and (expenses):
  Interest income                                        --               --            6,104               --
  Other income                                       80,000               --           82,500               --
  Interest expense                                  (11,800)          (9,243)         (30,311)         (27,764)
                                              -------------    -------------    -------------    -------------

    Total other income and (expenses), net           68,200           (9,243)          58,293          (27,764)
                                              -------------    -------------    -------------    -------------

        Net loss                              $     (34,112)         (64,836)   $    (441,104)   $    (384,462)
                                              =============    =============    =============    =============

Basic and diluted net loss per common share   $       (0.00)   $       (0.00)   $       (0.00)   $       (0.01)
                                              =============    =============    =============    =============

Weighted average common shares                  166,335,589       94,688,904      149,244,983       83,217,566
                                              =============    =============    =============    =============

                   The accompanying notes are an integral part
                    of these unaudited consolidated condensed
                              financial statements.

                          PANGEA PETROLEUM CORPORATION
       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                  for the nine months ended September 30, 2004

                                   ----------

                                                                                                                   Total
                                                              Additional    Unissued                   Stock       Stockholders'
                                          Common Stock          Paid-In      Common    Accumulated  Subscriptions   Equity
                                        Shares      Amount      Capital      Stock      Deficit       Receivable   (Deficit)
                                     -----------   --------   -----------   --------   ------------    --------    -----------
Balance at December 31, 2003         117,665,959   $117,666   $16,116,224   $192,833   $(18,163,474)   $(15,645)   $(1,752,396)

Common stock issued for cash          24,571,667     24,572       161,428         --             --          --        186,000

Common stock issued to compensate

  employees and consultants           29,270,120     29,270       256,277         --             --          --        285,547

Common stock issued for legal

  services                               563,552        563         4,194         --             --          --          4,757

Common stock issued for profes-
  sional fees                          2,000,000      2,000        34,000         --             --          --         36,000

Stock warrants issued for profes-
  sional services                             --         --        27,900         --             --          --         27,900

Stock warrants issued to originate
  debt                                        --         --         5,737         --             --          --          5,737

Net loss                                      --         --            --         --       (441,104)         --       (441,104)
                                     -----------   --------   -----------   --------   ------------    --------    -----------

Balance at September 30, 2004        174,071,298   $174,071   $16,605,760   $192,833   $(18,604,578)   $(15,645)   $(1,647,559)
                                     ===========   ========   ===========   ========   ============    ========    ===========


                   The accompanying notes are an integral part
                    of these unaudited consolidated condensed
                              financial statements.

                          PANGEA PETROLEUM CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 2004 and 2003

                                   ----------

                                                              2004          2003
                                                            ---------    ---------
Cash flows from operating activities:
  Net loss                                                  $(441,104)   $(384,462)
  Adjustments to reconcile net loss to net cash
    used in operating activities                              462,367      379,247
                                                            ---------    ---------

      Net cash provided by (used in) operating activities      21,263       (5,215)
                                                            ---------    ---------

Cash flows from investing activities:
  Capital and exploratory expenditures                       (165,893)    (164,491)
                                                            ---------    ---------

      Net cash used in investing activities                  (165,893)    (164,491)
                                                            ---------    ---------

Cash flows from financing activities:
  Proceeds from the sale of common stock                      186,000      106,800
  Proceeds from subscription receivable                            --        4,919
  Proceeds from notes payable to related parties               15,000       60,000
                                                            ---------    ---------

      Net cash provided by financing activities               201,000      171,719
                                                            ---------    ---------

Net increase in cash and cash equivalents                      56,370        2,013

Cash and cash equivalents at beginning of period                1,890       14,627
                                                            ---------    ---------

Cash and cash equivalents at end of period                  $  58,260    $  16,640
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

3.     Interim Financial Statements

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the respective full years.

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

4.     Going Concern Considerations

       Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2003 and 2002, the Company reported net losses of $669,654 and $1,275,753, respectively, and negative cash flows from operations of $51,733 and $223,963 respectively. Such negative financial results have continued in the nine months ended September 30, 2004.


       Negative operating results produced a working capital deficit of $1,821,089 as of September 30, 2004. The negative operating results were largely caused by the Company's former subsidiary, Mass Energy, Inc. Mass Energy, Inc. became severely delinquent on certain accounts payable. Various vendors have initiated legal actions against the Company and Mass Energy, Inc. to force payment of past due accounts, but Mass Energy, Inc. lacks the cash resources to make such payments. One suit has been filed against Pangea Petroleum Corporation alleging that it is responsible for the debt of its former subsidiary, Mass Energy, Inc. The result of legal actions against the Company cannot be predicted, but this legal action and the Company's recurring negative financial results raise substantial doubt about the Company's ability to continue as a going concern.

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

                          PANGEA PETROLEUM CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   ----------

6.     Income Taxes

       The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of September 30, 2004, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $12,690,000 which expire in various tax years through 2024. Under the provisions of Section 382 of the Internal Revenue Code, the net operating loss carryforwards attributable to Mass Energy, Inc. and other losses incurred prior to the ownership change in the Company when it recapitalized in 2000 will severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be unable to take full advantage of a substantial portion of its NOL for federal income tax purposes should the Company generate taxable income.

       The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the three months ended September 30, 2004 and 2003 relates primarily to increases in the valuation allowances for deferred tax assets related to net operating losses.

7.     Stockholders' Equity

       During the nine months ended September 30, 2004, the Company engaged in various transactions affecting stockholders' equity, as follows:

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

8.     Related Party Transactions

       During the nine months ended September 30, 2004, the Company issued 5,840,000 shares of common stock and recognized consulting fees of $46,300 under consulting agreements with stockholders to provide record-keeping and other administrative services

       In addition to the transactions and balances described above, the Company has various related party notes payable at September 30, 2004 of $374,316.

9.     Non-Cash Investing and Financing Activities

       During the three months ended September 30, 2004 and 2003, the Company engaged in various non-cash financing and investing activities as follows:

                                                         2004              2003
                                                        -------          -------

Related party note payable converted to equity          $    --          $26,500

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2003. Certain statements in this Form 10QSB are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. See "Forward Looking Information" below.

The Company is including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: our ability to secure leases for our oil and gas projects; our ability to obtain acceptable forms and amounts of financing; the demand for, and price level of, our products and services; competitive factors; the ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; the ability to protect proprietary technology; the dependence on key personnel; and the effect of business interruption due to political unrest; oil and gas prices; and our ability to efficiently manage our operations. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

GENERAL

Pangea Petroleum Corporation ("Pangea" or "Company"), a Colorado corporation, was organized on March 11, 1997 as Zip Top, Inc. On December 11, 1998, the Company changed its name to Pangea Petroleum Corporation. Our offices are located at 9801 Westheimer, Suite 302, Houston, Texas 77042. Our website is www.pangeapetroleum.com.

Pangea is a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol "PAPO". The Company is an independent energy company focused on the exploration and development of oil and natural gas reserves, whose core business is directed to the development of oil and gas prospects in proven onshore production areas. Pangea is pursuing a development program designed to achieve profitability by distributing risk across multiple oil and gas projects. Pangea diversifies its risk by carefully identifying prospects that fit within strict parameters and by taking a minority working interest in each project. The Company devotes essentially all of its resources to development of revenue producing activities by keeping overhead at a minimum level through the retention of carefully selected consultants, contractors and service companies.

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

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended September 30, 2004 the Company reported a loss of $34,112 while a loss of $64,836 was reported for the three months ended September 30, 2003.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

      - The Company's ability to continue to obtain sources of outside financing to allow the Company to continue to make strategic investments in new oil and gas well prospects.

      - The Company's ability to locate attractive development prospects, and coordinate with timely funding that will allow the Company to continue to increase oil and gas reserves and production.

      - The Company's ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Oil and Gas Producing Activities

The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs (costs to acquire mineral interests in oil and gas properties) and costs of exploratory and development wells (costs to drill and equip) are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves in commercial quantities, the costs associated with the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Management estimates that the salvage value of lease and well equipment will approximately offset the future liability for plugging and abandonment of the related wells. Accordingly, no accrual for such costs has been recorded.

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

RESULTS OF OPERATIONS

During the third quarter of 2004, the Company reported $23,268 in revenue. This income is from the two producing wells in Liberty and Panola counties. Pangea drilled an additional well in Liberty County in the 3rd quarter. That well was successfully completed and will be connected to the pipeline in late November and is expected to provide revenue in the 4th quarter. The Company has committed to three additional prospects, that should be drilled in the 4th quarter 2004 and 1st quarter 2005.

Pangea has two suspended wells which have undergone further review. The suspended well in Lee County, where oil reserves were found, is still suspended and is under discussion for additional work. The other suspended well in Austin County appears to have mechanical and lease issues that will preclude consideration for further work.

One new well was successfully drilled in the 3rd quarter. Liberty County, Texas was a 9200' test of the Lower Wilcox, based on 3D seismic data and multiple surrounding wells. The well was drilled in September 2004, and no commercial reserves were found. However, two very attractive zones were logged in the Yegua sands, which are productive throughout the area. The first zone was completed and is awaiting connection to the gas pipeline in late November 2004. The initial rate of production will be reported after production commences. The second zone remains behind pipe for completion in the future. Pangea has a 5% working interest (3.75% net revenue interest) in the well.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THREE MONTHS ENDED SEPTEMBER 30, 2004.


The net loss of $34,112 for the three months ended September 30, 2004 decreased by $30,724 from the net loss of $64,836 for the three months ended September 30, 2003. The decrease is directly attributable to an increase in revenue from producing wells and a one time settlement payment received during the quarter, for a portion of the successful Duval County lawsuit awarded to the Company in the 2nd quarter.

The Company generated revenue from the participation in ongoing oil and gas wells in the amount of $23,268 for the three months ended September 30, 2004, compared to $11,633 in revenue in the three months ended September 30, 2003. Total assets increased to $332,786 at September 30, 2004 compared to $207,789 at December 31, 2003 which is primarily reflected in an increase in cash to $58,260 at September 30, 2004 compared to $1,890 at December 31, 2003 and oil and gas properties (successful efforts method) which increased to $256,763 at September 30, 2004 compared to $198,264 at December 31, 2003.

Total liabilities at September 30, 2004 are $1,980,345 compared to $1,960,185 at December 31, 2003, which is an increase in total liabilities of $20,160. The increase in liabilities is primarily due to an increase of $51,632 in notes payable to related parties (from $374,316 at September 30, 2004 compared to $322,684 at December 31, 2003), and interest on notes payable to related parties, which was partially offset by a decrease in accounts payable. At September 30, 2004, the liabilities reflected on the balance sheet are trade accounts payable, accrued liabilities and notes payable to officers, directors and a shareholder of the Company and a deferred gain on the sale of our former subsidiary Mass Energy.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 TO NINE MONTHS ENDED SEPTEMBER 30, 2004.

The net loss of $441,104 for the nine months ended September 30, 2004 increased by $56,642 from the net loss of $384,462 for the nine months ended September 30, 2003. The increase is directly attributable to an increase in dry hole costs and the recognition of deferred compensation.

The Company generated revenue of $61,048 for the nine months ended September 30, 2004 compared $17,106 in the nine months ended September 30, 2003. This increase in revenue reflects the participation in ongoing oil and gas wells. Total assets increased to $332,786 at September 30, 2004 compared to $207,789 at December 31, 2003 which is primarily reflected in an increase in cash to $58,260 at September 30, 2004 compared to $1,890 at December 31, 2003, and the increased value of the Company's oil and gas properties to $256,763 at September 30, 2004 from $198,264 at December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash in the amount of $21,263 for the quarter ended September 30, 2004 to invest in one prospect and to pay expenses on producing wells. The Company is currently generating revenue from two wells and has not been able to generate positive cash flow from operations for the quarter ended September 30, 2004. The Company utilized cash from financing activities to fund these investments in prior quarters in 2004. The net cash from financing activities increased year-to-date in 2004 to $201,100 from $171,719 at December 31, 2003. The Company intends to continue investing in additional oil and gas projects but will need additional private placements, debt financing or equity investment in order to participate fully and at the levels the Company intends. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability.

OUTLOOK

Pangea has identified three additional prospects scheduled for drilling in the 4th Quarter in San Patricio County Texas, and early 2005 in De Witt County Texas. The Company is also in the process of evaluating several additional prospects for 2005.

San Patricio County, Texas is a project that consists of two wells that are based on 3D seismic data in the Miocene sands. These wells are in a prolific Miocene production trend and tap into previously unproduced channel sands in the area. Both wells have additional follow-up locations if successful. Pangea has a 4.25% working interest and a 3.275% net interest in both wells. The operator is currently waiting on the contracted drilling rig to finish prior contract work, and it is expected that the wells will be drilled prior to the end of 2004

De Witt County, Texas is a 4800' test of several stacked Yegua objectives identified by 3D seismic data. The prospect is on trend with existing Yegua production, and there is considerable shallow Frio and Miocene production that appears in the area. Two recent 3D wells to the south back up the seismic analysis on the prospect, and if successful, the lease could provide a follow-up location. Pangea has committed to a 6.67% working interest and a 5% net interest in the prospect. It is expected that rig availability will allow this well to be drilled in early 2005.

Pangea is actively reviewing additional prospects in Texas, Louisiana, and Oklahoma to add new wells to the prospect list. The Company is continuing its strategy of evaluating primarily shallow, onshore oil and gas projects, that avoid investing in "wildcat" or exploratory wells, and focusing on investing in development well prospects that are supported by seismic data, proven production from the surrounding area and good information from adjacent wells. Additionally, Pangea will continue to diversify its risk by taking a minority working interest in the prospects, such that the Company is not dependent on any one project, or highly impacted by an unsuccessful well. The ability to invest further will be heavily dependent on securing additional capital from investors or debt financing. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Charles B. Pollock, our Chief Executive Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the end of the period covered by this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Scott Duncan, our Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of end of the period covered by this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 2, 3, 4 and 5 are omitted.

ITEM 1.  LEGAL PROCEDINGS

On May 7, 2004, the Company was awarded $158,000.00 in its arbitration claim against Clay Exploration, Inc. and Joseph W. Shunta pertaining to a well interest in Duval County, Texas. Counterclaims asserted by Clay Exploration and Shunta were dismissed by the Arbitrator, with the exception that Pangea conceded, and Clay Exploration was awarded, certain expenses in the amount of $5,566.54 pertaining to a separate well in Jim Wells County, Texas. On October 22, 2004, Joseph W. Shunta filed a notice of appeal of the order confirming the arbitration award, in Cause Number 2002-18505, District Court, Harris County, Texas, 157th Judicial District. Pangea is in the process of taking all reasonable steps to collect the judgment. The judgment continues to accrue interest. On September 8, 2004, Pangea entered into a settlement agreement with Clay Exploration whereby Clay agreed to pay Pangea $80,000 and release Pangea from any claims, in exchange for a full release from Pangea.

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

    PANGEA PETROLEUM CORPORATION

     By:  /s/  Charles  B.  Pollock                      Date: November 12, 2004
          -------------------------------------
          Charles  B.  Pollock,
          Chairman of the Board and
          Chief Executive Officer