Form 10KSB
period 2004-12-31
PANGEA PETROLEUM CORP
filed 2005-03-31
CIK 1077319

UNITED STATES SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              For Fiscal Year Ended
                                December 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Revenues for year ended December 31, 2004: $81,646. Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 23, 2005 was $1,375,051. Number of shares of the registrant's common stock outstanding as of March 23, 2005 was 180,919,846.

                                TABLE OF CONTENTS


                                     PART I

Item 1.     Description of Business

Item 2.     Description of Properties

Item 3.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities

                                     PART II

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 7.     Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.    Controls and Procedures

Item 8B.    Reports on Form 8-K

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.    Executive Compensation

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Item 12.    Certain Relationships and Related Transactions

Item 13.    Exhibits

Item 14.    Principal Accountant Fees and Services


                                   SIGNATURES

                            FORWARD LOOKING STATEMENT

The statements  contained herein and other information  contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, its dependence on certain key personnel within the Company, and its ability to raise additional capital. The Company's ability to generate long-term value for the common stockholder is dependent upon the acquisition of profitable energy prospects. There are many companies participating in the oil and gas industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow. The Company believes that it will be able to compete in this environment and will be able to find attractive investments; however, it is not possible to predict competition or the effect this will have on the Company's operations. The Company's operations are also significantly affected by factors, which are outside the control of the Company, including the prices of oil and natural gas, environmental and governmental regulations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL INFORMATION ABOUT PANGEA

Pangea Petroleum Corporation ("Pangea" or "Company"), a Colorado corporation, was organized on March 11, 1997. Our principle executive office is located at 9801 Westheimer, Suite 302, Houston, Texas 77042. Pangea's company website can be viewed at www.pangeapetroleum.com. Pangea is a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol "PAPO". Pangea currently has no subsidiaries.

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

The most likely case is designed to have a 50% chance of being achieved. The high and low cases then define the boundaries of an 80% range, such that there is a 10% chance of achieving the high case and a 90% chance of achieving the low case.

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

Pangea is managed by a small experienced team focused on finding and structuring attractive oil and gas investment opportunities. Pangea's goal is to create long-term value for our investors by building a significant onshore oil and natural gas reserve base.

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

In Note #2 to our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2004 and 2003, the Company reported net losses and negative cash flows from operations as follows:

                                                           2004         2003
                                                      ------------   ---------
Net Income (loss)                                         $927,924   ($669,654)
Net Loss from continuing operations                      ($547,217)  ($669,654)
Cash flow gain (loss) from continuing operations           $29,724    ($51,773)

The Company's continuing negative operating results have produced a working capital deficit of $392,054 at December 31, 2004. This is a substantial reduction compared to a working capital deficit of $1,875,835 at December 31, 2003, and reflects the recognition of the deferred gain on the sale of Mass Energy. The above factors represent a substantial improvement over prior year's performance, however the net loss from continuing operations continues to raise doubt about the Company's ability to fully establish itself as a going concern.

IMPLEMENTATION OF BUSINESS STRATEGY DEPENDENT ON ADDITIONAL FINANCING

Pangea must obtain financing to fund the expansion of operations. Such outside financing must be provided from the sale of equity or third party financing. Further, the sale of equity securities will dilute our existing stockholders' interests, and borrowings from third parties could result in our assets being pledged as collateral. While the Company is currently able to fund all basic operating costs, it is possible our operations could be restricted if loan terms increase our debt service requirements. There is no assurance that we can obtain financing on favorable terms.

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

EMPLOYEES

As of March 23, 2005, Pangea had 2 full-time employees, including executive officers, non- executive officers, secretarial and clerical personnel and field personnel. Pangea also retains independent geological and engineering consultants and administrative assistance on a limited basis and expects to continue to do so in the future.

ITEM 2.  DESCRIPTION OF PROPERTY

Pangea's principal executive offices are located at 9801 Westheimer, Suite 302, Houston, Texas 77042 in approximately 140 square feet of office space that is leased on a one-year contract basis expiring March 31, 2005 for $687.52 per month. The Company has renewed the lease for another year at a rate of $712.52 per month. The new lease expires on March 31, 2006. The Company believes that this office space is adequate for the Company's present and future needs.

ITEM 3.  LEGAL PROCEEDINGS

On May 7, 2004, the Company was awarded $158,000.00 in its arbitration claim against Clay Exploration, Inc. and Joseph W. Shunta pertaining to a well interest in Duval County, Texas. Counterclaims asserted by Clay Exploration and Shunta were dismissed by the Arbitrator, with the exception that Pangea conceded, and Clay Exploration was awarded, certain expenses in the amount of $5,566.54 pertaining to a separate well in Jim Wells County, Texas. On September 8, 2004, Pangea entered into a settlement agreement with Clay Exploration whereby Clay agreed to pay Pangea $80,000 and release Pangea from any claims, in exchange for a full release from Pangea. The amount was paid in the fourth quarter 2004. Pangea has entered into two Forbearance Agreements with Joseph W. Shunta. The first agreement was executed in December 2004 and provided covered from January 2005 to June 2005. The second signed Forbearance Agreement is dated March 23, 2005 and extends the payment period to December 2005. Mr. Shunta agreed to withdraw an appeal of the judgment confirming the award, allowing the judgment to become final, and agreed to pay $2,000 per month for the 12 month period, while he arranges to pay the balance of the judgment. In exchange, Pangea agreed to refrain from executing on property liens filed by Pangea on Mr. Shunta's real estate holdings during the Forbearance period. In addition, Pangea has agreed to release liens so that Mr. Shunta could sell two of the properties that had negative cash flow and no net asset value, in exchange for an additional $2,000 payment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2004, Pangea had 175,694,413 shares of common stock outstanding and had approximately 544 certificate stockholders of record. The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for 2003 and 2004. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                            Period    High       Low
                            -------   ----       ----
                             2003

First Quarter                        .013       .005
Second Quarter                       .009       .002
Third Quarter                        .027       .008
Fourth Quarter                       .022       .012

                             2004

First Quarter                        .0195      .011
Second Quarter                       .018       .007
Third Quarter                        .013       .0042
Fourth Quarter                       .0091      .005

The bid price of our common stock was $0.016 per share on March 23, 2005. There are approximately 544 certificate shareholders of record as of March 23, 2005.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS FOR FISCAL YEAR ENDED DECEMBER 31, 2004

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                Number of Securities to be   Weighted-average price of    Number of Securities
                                issued upon exercise of      outstanding options          remaining available for
                                outstanding options,         warrants and rights          future issuance under
                                warrants and rights                                       equity compensation
                                                                                          plans(excluding securities
                                                                                          reflected in column (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                        (a)                           (b)                             (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders            10,000,000                      $0.11                          0
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders                 0                            0                            0
------------------------------- ---------------------------- ---------------------------- ----------------------------
TOTAL                                   10,000,000                      $0.11                          0
------------------------------- ---------------------------- ---------------------------- ----------------------------

For information relating to the equity compensation plan, reference is made to footnote 11 to our Financial Statements, Stock Holders Equity.

OUR TRANSFER AGENT IS:

Olde Monmouth Stock Transfer Co., Inc.
200 Memorial Parkway
Atlantic Highlands, New Jersey 07716

DIVIDENDS

There have been no dividends declared in the past two years. We presently intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available, our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

                                     PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

GENERAL
Pangea is an independent energy company focused on exploration and development of oil and natural gas reserves in the onshore United States, primarily on the Gulf Coast. The company has crafted a business model specifically designed to exploit the unique opportunities currently available to small companies in the domestic oil and gas industry. Pangea's basic philosophy is that it will maximize potential success by focusing on shallow, less expensive prospects with quality data. Through the development of strong relationships with industry partners, Pangea has been able to assemble a large pool of prospect opportunities, which have been rigorously evaluated to identify the best possible drilling candidates. Finally, Pangea believes that, while not all wells will be successful, there is a relationship between the number of potential prospects drilled and the rate of success enjoyed, such that the more wells the Company drills, the more chances we have for success. For this reason Pangea takes a minority position in each well, so that within the available funds, the number of wells drilled can be increased.

RESULTS OF OPERATIONS

Pangea participated in drilling six wells in 2004. Two of those wells are producing and four wells encountered sub-commercial reserves and were abandoned as dry holes resulting in a 33.3% success rate, which is below the Company's 50% success rate achieved in 2003. Production in 2004 was up 208% to 12.6 million cubic feet of gas equivalent, versus 6.0 million cubic feet in 2003. This resulted from the successful drilling in 2003 and the additions for the successful wells that were added in 2004. Pangea was also successful in replacing 160% of reserves produced in 2004. However, overall reserves in 2004 declined to 76.7 million cubic feet of gas equivalent as of December 31, 2004, from 83.5 million cubic feet at December 31, 2003 due to adjustments primarily due to mechanical problems in the Company's Anderson County, Texas well. Results from the six wells drilled in 2004, are discussed below:

In the third quarter a 9200' test of the Lower Wilcox was drilled in LIBERTY COUNTY, TEXAS. The Lower Wilcox was present but not commercial, however, two very attractive zones were logged in the Yegua sands, which are productive throughout the area. The first zone was completed and placed on production late November 2004 at the rate of 225 MCFD. The second zone remains behind pipe for completion in the future. Pangea has a 5% working interest (3.75% net revenue interest) in the well.

SAN PATRICIO COUNTY, TEXAS is a project that consists of two wells that are based on 3D seismic data in the Miocene sands. These wells are in a prolific Miocene production trend and tap into potentially unproduced channel sands in the area. The first well was drilled in December and encountered a productive sand. The well was completed and as of December 31, 2004 was awaiting pipeline connection. In January 2005 the well was placed on production at the rate of 130 MCFD. Pangea has a 4.25% working interest and a 3.275% net interest in both wells. The second well was awaiting the drilling rig at the end of 2004. In January 2005, the well was drilled and the results are discussed below.

During 2004 the Company participated in the drilling of four additional wells in Anderson County, Colorado County, and Austin County, Texas and Kingfisher County, Oklahoma. All four wells encountered the forecast objectives, however, in all cases the predominant formation fluid, based on log interpretation and core analysis, was water with only small amounts of oil and gas. All four wells were abandoned as non-commercial, and no funds were expended in attempts to complete these prospects.

Pangea has two suspended wells that were drilled in 2003 and have undergone further review. The suspended well in Lee County, Texas, where oil reserves were found, was retested and produced a small quantity of oil and an increasing amount of water. There is no justifiable remedial action available and the well will be abandoned in 2005. The other suspended well in Austin County, Texas, has mechanical and lease issues that will preclude consideration for further work. That well will also be abandoned in 2005.

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

OIL AND GAS PRODUCING ACTIVITIES

The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs (cost to acquire mineral interests in oil and gas properties) and costs (to drill and equip) of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves in commercial quantities, the costs associated with the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Management estimates the future liability for plugging and abandonment of the related wells. Accordingly, a net cost of $8,413 has been recorded as of the end of 2004.

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

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003.

Revenues were $81,646 in 2004 compared to revenue of $33,187 in 2003 reflecting an increase of 246% or $48,459 in revenue in 2004. Revenues increased as a direct result of an increase in production during the year, from 6025 mcf gas equivalent in 2003 to 12564 mcf gas equivalent in 2004, coupled with higher average prices for both oil and gas in 2004. $178,157 was used for capital and exploratory expenditures in 2004 compared to $188,264 in 2003 (using the successful effort method of accounting).

The $122,437 reduction in the net loss from continuing operations to $547,217 for the year ended December 31, 2004 from $669,654 for the year ended December 31, 2003 is due to a few factors. Excluding dry hole costs, the loss from continuing operations improved by $318,179, to $351,475 in 2004 versus $669,654 in 2003. The reduction occurred primarily as a result of a reduction in stock based compensation resulting from a restructuring of executive contracts in mid-2004 (a $237,537 decrease in stock based compensation to $237,357 in 2004 from $474,894 in 2003), and the successful collection of $80,000 as partial payment of the Company's arbitration claim against Clay Exploration and Joseph
W. Shunta. These factors were partially offset by an increase in selling, general and administrative costs of $54,979 to $228,133 in 2004 compared to $173,154 in 2003. This increase was related to costs incurred for the 2003 Shareholders Meeting (which were billed in 2004) and an increase in well expenses from producing interests, an increase in office lease expense and an increase in legal and professional expenses. The increase in legal and professional expenses was related to arbitration which resulted in the Company being awarded $158,000 in its arbitration claim against Clay Exploration, Inc. and Joseph W. Shunta. As a result of this award, Pangea entered into a settlement agreement with Clay Exploration whereby Clay Exploration paid Pangea $80,000 which is reflected on the financials under Settlement Income. In addition, the Company has collected $4,000 due from the other party, Joseph W. Shunta in the first quarter of 2005. Additionally, impairment of oil and gas properties increased by $195,742 in 2004 from $0 in 2003. This was due to the dry hole costs recorded in 2004 for the drilled and abandoned wells, while no dry hole costs were recorded in 2003. The two officers of the Company that are permanent employees agreed to accept a fixed 100,000 restricted shares of stock as their total monthly compensation with a cancellation of the variable component that was paid in restricted shares calculated on monthly stock value. This move provides the Company with the ability to decrease employment expenses and allows as much cash as possible to be invested into energy opportunities.

During the year ended December 31, 2004, the Company reported a net profit of $927,924 compared to a net loss of $669,654 for the year ended December 31, 2003. The net profit for the year ended December 31, 2004 was due to recognition of a deferred gain on the sale of a discontinued exploration and production subsidiary, a non-recurring event. From October 5, 2000 through October 7, 2002, the Company had a subsidiary, Mass Energy, Inc. On October 7, 2002, the Company sold 100 percent of the common stock of Mass Energy, Inc. to Thomas Banks, Ltd., an unrelated Cayman Islands corporation. The transaction resulted in Thomas Banks, Ltd's assumption of Mass Energy, Inc.'s liabilities totaling $1,475,141.

The Company deferred recognition of any gain from the transaction until such time that legal counsel could determine that legal actions related to imputed liability, or alter-ego claims, against Pangea Petroleum, Inc., as former owner of Mass Energy, Inc. would be unlikely to result in the Company's liability for the claims.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital and exploratory expenditures of $178,157 for the fiscal year 2004 were used to invest in six wells. Two of the wells are generating revenue. Currently, the Company has not been able to generate positive cash flow from operations. The Company utilized cash from financing activities and from monies received from settlement income to fund these investments. The net cash from financing activities decreased in 2004 to $201,000 from $227,300 in 2003. The Company intends to continue investing in additional oil and gas projects but will need additional financing activities, including private placements, debt financing or equity investment in order to participate fully and at the levels the Company intends. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability.

During the year ended December 31, 2004, the Company reported an overall net profit of $927,924 compared to a loss of $669,654 for the year ended December 31, 2003. The net profit for the year ended December 31, 2004 was due to recognition of a deferred gain on the sale of a discontinued exploration and production subsidiary, a non-recurring event. During the year ended December 31, 2004, the company recorded a net loss from continuing operations of $547,217, compared to a net loss of $669,654 in the year ending December 31, 2003, an improvement of $122,437 in 2004.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

- The Company's ability to continue to obtain sources of outside financing that will supplement current income and allow the Company to continue to make strategic investments in new oil and gas well prospects.

- The Company's ability to coordinate attractive development prospects, with timely funding that will allow the Company to continue to increase oil and gas reserves and production.

The Company's ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations as well as make timely new well investments.

RECENT FINANCING

In 2004, Pangea received $186,000 from private placements and $15,000 in loans from officers of the company.


2005 OUTLOOK

The Company has drilled one prospect in 2005 and has identified four additional prospects for drilling participation, as noted below. Pangea is also in the process of evaluating several additional prospects for 2005 drilling.

The SAN PATRICIO COUNTY, TEXAS project that consists of two wells one of which was drilled in December 2004 and placed on production in January 2005. The second well was drilled to the Miocene in February 2005 and encountered the expected intervals with an analysis that they contained sub-commercial reserves. The well was abandoned without attempting a completion. Pangea has a 4.25% working interest and a 3.275% net interest in the prospect. The results will be analyzed to determine if additional prospective locations on the acquired acreage justify drilling attempts. No further work is scheduled at this time.

Pangea entered into an agreement, in January 2005, with Titan Oil and Gas Corporation to purchase an interest in a LAVACA COUNTY, TEXAS well. This well is a 3500' Frio prospect that has been successfully drilled and logged in early January. Pangea has a 2.0% working interest and a 1.5% net interest in the prospect. The well was completed in February 2005 and had an extended production test at pipeline conditions and produced at the rate of 260 mcf per day. The well will be placed on production a soon as the pipeline connection in completed.

HENDERSON COUNTY, TEXAS is an 11,500' test in the Rodessa and Pettit, with a secondary objective in the Upper Travis Peak. The first well has the potential to prove up an additional well in the fault trap and, if successful will lead to drilling in four additional analogous fault blocks on the leased acreage. Pangea expects to have a 2% working interest and 1.54% net interest in the first well.

COLORADO COUNTY, TEXAS is a 10,000' test of the Wilcox. This project has been developed based on 3D seismic data and analysis of existing Wilcox formation in the area. Pangea has a 2.0% working interest and a 1.5% net interest in the prospect. The operator of the well has indicated that budgetary constraints and rig availability make the most likely drilling time frame in July 2005.

DE WITT COUNTY, TEXAS is a 4800' test of several stacked Yegua objectives identified by 3D seismic data. The prospect is on trend with existing Yegua production, and there is considerable shallow Frio and Miocene production that appears in the area. Two recent 3D wells to the south back up the seismic analysis on the prospect, and if successful, the lease could provide a follow-up location. Pangea has committed to a 6.67% working interest and a 5% net interest in the prospect. It is expected that rig availability will allow this well to be drilled in mid 2005.

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

OFF BALANCE SHEET ARRANGEMENT

During the year ended December 31, 2004, the Company had no off balance sheet arrangements.

FORWARD-LOOKING INFORMATION-GENERAL

The statements  contained herein and other information  contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, its dependence on certain key personnel within the Company, and its ability to raise additional capital. The Company's ability to generate long-term value for the common stockholder is dependent upon the acquisition of profitable energy prospects. There are many companies participating in the oil and gas industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow. The Company believes that it will be able to compete in this environment and will be able to find attractive investments; however, it is not possible to predict competition or the effect this will have on the Company's operations. The Company's operations are also significantly affected by factors, which are outside the control of the Company, including the prices of oil and natural gas, environmental and governmental regulations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the company are set forth beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Charles B. Pollock, our Chief Executive Officer, and Scott Duncan, our Chief Financial Officer, have evaluated our controls and procedures as of December 31, 2004. Each has concluded that our disclosure controls and procedures are appropriate and effective.

During the quarter ended December 31, 2004, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.  REPORTS ON FORM 8K

None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company, as of March 23, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages, and positions of the executive officers and directors of the Company

Name                       Age            Office
------------------         ---            --------

Charles B.  Pollock        65             Chief Executive Officer
                                          and Chairman of
                                          the Board of Directors

Mark F.  Weller            54             President and Director

Scott Duncan               38             Chief Financial Officer

Edward R.  Skaggs          39             Director

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

SCOTT DUNCAN was appointed Chief Financial Officer in February 2003. Mr. Duncan is currently the cost accounting manager for Farouk Systems, a manufacturing company. From September 2001 to February 2004, Mr. Duncan handled financial and cost accounting for Goodman Manufacturing. From December 1998 to April 2001, Mr. Duncan was a Programmer Analyst with RHI Refractories America. From 1991 to December 1998, Mr. Duncan was the MIS Manager, Controller and Cost Accountant for Garlock. Mr. Duncan has a total of 8 years of experience in financial and cost accounting for manufacturing companies along with a total of 6 years of experience with computer programming. He is actively involved with various organizations offering accounting, programming and consulting services. He received a BBA in accounting from Southwest Texas State University in 1989 and his CPA license in 1992.

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

ITEM 401(g)

There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

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

Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended December 31, 2004.

The Company has adopted a code of ethics for its Principal Executive and Senior Financial Officers.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                  Annual Compensation             Long Term Compensation
                             -------------------------- ---------------------------------------------
                                                                     Awards                Payouts
                                                        -------------------------------- ------------
Name and             Year   Salary  Bonus  Other Annual  Restricted  Securities    LTIP    All Other
Principal Position            ($)    ($)   Compensation     Stock    Underlying  Payouts Compensation
                                               ($)        award(s)    Options/     ($)
                                                          (shares)      (#)
------------------- ----    ------- ------ ------------ ------------ ----------  ------- ------------
Charles B. Pollock
CEO and             2002     -0-(1)  -0-        0         600,000(4)     0         -0-        -0-
Chairman of the     2003     -0-(2)  -0-(3)     0       1,200,000(4)     0         -0-        -0-
Board of Directors  2004     -0-(7)  -0-        0       1,200,000(4)     0         -0-        -0-
------------------- ----    ------- ------ ------------ ------------ ----------  ------- ------------
Mark F.  Weller
President and       2002     -0-(5)  -0-(3)     0         800,000(4)     0         -0-        -0-
Director            2003     -0-(6)  -0-(3)     0       1,100,000(4)     0         -0-        -0-
                    2004     -0-(8)  -0-        0       1,200,000(4)     0         -0-        -0-
------------------- ----    ------- ------ ------------ ------------ ----------  ------- ------------
Scott Duncan
CFO                 2003     -0-     -0-        0         465,000(4)     0         -0-        -0-
                    2004     -0-     -0-        0         480,000(4)     0         -0-        -0-

(1)   6,279,041 shares of common stock were issued in lieu of cash salary
(2)   14,041,356 shares of common stock were issued in lieu of cash salary
(3)   Bonus of 200,000 restricted shares of common stock
(4)   Restricted shares pursuant to employment contract
(5)   3,602,230 shares of common stock were issued in lieu of cash salary
(6)   11,666,724 shares of common stock were issued in lieu of cash salary
(7)   11,300,064 shares of common stock were issued in lieu of cash salary
(8)   10,170,056 shares of common stock were issued in lieu of cash salary

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                  Individual Grants
------------------------------------------------------------ ------------------
Name        Number of  Percent of   Exercise  Expiration Grant Date Present
           Securities     Total     of Base      Date         Value ($)
           Underlying   Options /    Price
            Options/      SARs       ($/sh)
              SARs     Granted to
             Granted    Employees
               (#)      in Fiscal
                           Year
---------- ----------- ----------- ---------- ---------- ---------------
Charles B.
Pollock         0           0          0        N/A           N/A
---------- ----------- ----------- ---------- ---------- ---------------
Mark F.
Weller          0           0          0        N/A           N/A
---------- ----------- ----------- ---------- ---------- ---------------
Scott
Duncan          0           0          0        N/A           N/A
---------- ----------- ----------- ---------- ---------- ---------------

-------------- ------------ ---------------- ---------------- ----------
Name           Shares        Value Realized  Number of        Value of
               Acquired on   ($)             Securities       Unexercised In-
               Exercise (#)                  Underlying       The-Money
                                             Unexercised      Options/SARs
                                             Options / SARs   At Fiscal Year-
                                             At Fiscal Year-  End ($)
                                             End (#)          Exercisable /
                                             Exercisable /    Unexercisable
                                             Unexercisable
-------------- ------------ ---------------- ---------------- -----------
Charles B.
Pollock            -0-              -0-           -0-             -0-
-------------- ------------ ---------------- ---------------- -----------
Mark F.
Weller             -0-              -0-            -0-            -0-
-------------- ------------ ---------------- ---------------- -----------
Scott Duncan       -0-              -0-            -0-            -0-
-------------- ------------ ---------------- ---------------- -----------


EMPLOYMENT AGREEMENTS

We have entered into employment agreement with Mr. Charles Pollock and Mr. Mark Weller. The following sets forth the terms of the employment agreement:

Charles B. Pollock-On October 1, 2004, we entered into an employment agreement with Mr. Pollock that ends on December 31, 2005, to act as our Chairman of the Board of Directors and Chief Executive Officer. Pursuant to the employment agreement, Mr. Pollock receives 100,000 shares per month as consideration of services.

Mark F. Weller-On October 1, 2004, we entered into an employment agreement with Mr. Weller that ends on December 31, 2005, to act as our President and Director. Pursuant to the employment agreement, Mr. Weller receives 100,000 shares per month as consideration of services.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 23, 2005 with respect to the beneficial ownership of shares of the Company's common stock by
(i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company's common stock, (ii) each of our Directors,
(iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of March 23, 2005, there were 180,919,846 shares of the Company's common stock issued and outstanding.

----------------------- ---------------------------------- -------------------------- ---------------------
                        Name and address of beneficial     Number of Shares of        Percentage of Common
Title of class          owner                              Common Stock               Stock (1)
----------------------- ---------------------------------- -------------------------- ---------------------
Common Stock            Charles B. Pollock                       61,212,664(2)                 33.8%
                        Chairman and CEO
                        9801 Westheimer, Suite 302
                        Houston, Texas  77042
----------------------- ---------------------------------- -------------------------- ---------------------
Common Stock            Mark F. Weller                            32,459,010                   17.9%
                        President and Director
                        9801 Westheimer, Suite 302
                        Houston, Texas  77042
----------------------- ---------------------------------- -------------------------- ---------------------
Common Stock            Scott Duncan                               1,145,000                     **
                        CFO
                        9801 Westheimer, Suite 302
                        Houston, Texas  77042
----------------------- ---------------------------------- -------------------------- ---------------------
Common Stock            Edward Skaggs                               350,000                      **
                        Director
                        9801 Westheimer, Suite 302
                        Houston, Texas  77042
----------------------- ---------------------------------- -------------------------- ---------------------
Common Stock            All Officers and Directors as a                                        51.7%
                        group (total of 4)
----------------------- ---------------------------------- -------------------------- ---------------------

(1) Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and
(ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 23, 2005. As of March 23, 2005 there were 180,919,846 shares of our common stock issued and outstanding.

(2) 24,056,943 shares indirectly through spouse and 37,155,721 shares held directly

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 2004, the Company had notes payable to related parties totaling $430,053.07. These include a note payable in the amount of $273,039.92 to Charles B. Pollock due December 31, 2005, a demand note payable in the amount of $89,184.45 to Mary Pollock, daughter of Charles B. Pollock and to Mark Weller in the amount of $52,828.7 due on December 31, 2005 and $15,000 due on June 28, 2006.

ITEM 13.  EXHIBITS

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Ham, Langston & Brezina, L.L.P. billed us in the aggregate amount of $29,349 and $24,577 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-KSB for the year ended December 31, 2004 and December 31, 2003, respectively.

AUDIT-RELATED FEES

Ham, Langston & Brezina, L.L.P. did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2004 and December 31, 2003.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2004 and December 31, 2003, Ham, Langston & Brezina, L.L.P. did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal years ended

December 31, 2004 and December 31, 2003, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX FEES

Ham, Langston & Brezina, L.L.P. billed us in the aggregate amount of $1,500 and $1,758 for professional services rendered for tax related services for the fiscal years ended December 31, 2004 and December 31, 2003, respectively.

ALL OTHER FEES

We were not billed for any other professional services for the fiscal year ended December 31, 2004.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2004 by Ham, Langston & Brezina, L.L.P. is compatible with maintaining Ham, Langston & Brezina, L.L.P.'s independence.

AUDITOR'S TIME ON TASK

All of the work expended by Ham, Langston & Brezina, L.L.P. on our December 31, 2004 audit was attributed to work performed by Ham, Langston & Brezina, L.L.P.'s full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on March 31, 2005.

PANGEA PETROLEUM CORPORATION

         By: /s/ Charles B. Pollock                         Date: March 31, 2005
             -------------------------------------
             Charles B.  Pollock,
             Chairman of the Board and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 31, 2005


By: /s/ Charles B. Pollock
---------------------------------
Charles B. Pollock, Chairman of the Board, and Chief Executive Officer


Date:  March 31, 2005
By: /s/ Scott Duncan
----------------------------------
Scott Duncan, Chief Financial Officer



Date: March 31, 2005
By: /s/ Mark Weller
----------------------------------
Mark Weller, President and Director



Date:  March 31, 2005
By: /s/ Edward R. Skaggs
----------------------------------
Edward R. Skaggs, Director

                          PANGEA PETROLEUM CORPORATION

                                   ----------

                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                          PANGEA PETROLEUM CORPORATION
                                TABLE OF CONTENTS

                                   ----------

                                                                           PAGE

Report of Independent Registered Public Accounting Firm                    F-3

Consolidated Financial Statements:

  Consolidated Balance Sheet as of December 31, 2004                       F-4

  Consolidated Statements of Operations for the years
    ended December 31, 2004 and 2003                                       F-5

  Consolidated Statements of Stockholders' Deficit for
    the years ended December 31, 2004 and 2003                             F-6

  Consolidated Statements of Cash Flows for the years
    ended December 31, 2004 and 2003                                       F-8

Notes to Consolidated Financial Statements                                 F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Pangea Petroleum Corporation


We have audited the accompanying consolidated balance sheet of Pangea Petroleum Corporation and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pangea Petroleum Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, negative cash flows from operations and has a net capital deficiency at December 31, 2004 that raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Houston, Texas
March 22, 2005

                          PANGEA PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

     ASSETS

Current assets:
  Cash                                                             $     54,457
  Accounts receivable                                                    10,877
  Payroll taxes refundable                                                9,879
                                                                   ------------
      Total current assets                                               75,213
                                                                   ------------

Property and equipment:
  Oil and gas properties (successful efforts method)                    179,204
  Other property and equipment                                           18,174
  Less accumulated depletion, depreciation and amortization             (41,845)
                                                                   ------------
  Net property and equipment                                            155,533
                                                                   ------------

      Total assets                                                 $    230,746
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                 $      2,138
  Accrued interest payable to related parties                            44,426
  Notes payable to related parties                                      415,053
                                                                   ------------

      Total current liabilities                                         461,617

Obligation for dismantlement and disposal activities                      8,413

Notes payable to related parties, net of current portion                 15,000
                                                                   ------------

      Total liabilities                                                 485,030
                                                                   ------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock: $.001 par value; 10,000,000 shares authorized
  Common stock: $.001 par value; 200,000,000 shares authorized;
    175,694,413 shares issued and outstanding                           175,694
  Additional paid-in capital                                         16,614,739
  Unissued common stock: 1,399,998 shares                               192,833
  Deferred compensation                                                  (2,000)
  Accumulated deficit                                               (17,235,550)
                                                                   ------------

      Total stockholders' deficit                                      (254,284)
                                                                   ------------

        Total liabilities and stockholders' deficit                $    230,746
                                                                   ============


        The accompanying notes are an integral part of these consolidated financial statements.

                          PANGEA PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                            2004             2003
                                                       -------------    -------------
Revenue from operations                                $      81,646    $      33,187
                                                       -------------    -------------

Costs and expenses:
  Lease operating expenses                                     5,002            7,756
  Production tax                                               5,844            2,367
  Selling, general and administrative                        228,133          173,154
  Stock based compensation                                   237,357          474,894
  Impairment of oil and gas properties                       195,742               --
  Depletion, depreciation, and amortization                   20,331            6,125
                                                       -------------    -------------

      Total costs and expenses                               692,409          664,296
                                                       -------------    -------------

         Loss from operations                               (610,763)        (631,109)
                                                       -------------    -------------

Other income and (expenses)
  Interest expense                                           (41,225)         (38,545)
  Settlement income                                           80,000               --
  Other income                                                24,771               --
                                                                        -------------

      Other income and expenses, net                          63,546          (38,545)
                                                       -------------    -------------

         Loss from continuing operations                    (547,217)        (669,654)

Recognition of deferred gain on sale of discontinued
  exploration and production subsidiary                    1,475,141               --
                                                       -------------    -------------

            Net income (loss)                          $     927,924    $    (669,654)
                                                       =============    =============

Basic and diluted net loss per common share:
  Continuing operations                                $       (0.00)   $       (0.01)
  Discontinued operations                                       0.01            (0.00)
                                                       -------------    -------------

        Net (income) loss                              $        0.01    $       (0.01)
                                                       =============    =============

Weighted average common shares                           151,886,501       90,591,355
                                                       =============    =============


        The accompanying notes are an integral part of these consolidated financial statements.

                          PANGEA PETROLEUM CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                   ADDITIONAL     UNISSUED                      STOCK
                                             COMMON STOCK           PAID-IN        COMMON     ACCUMULATED   SUBSCRIPTIONS  TREASURY
                                        SHARES        AMOUNT        CAPITAL        STOCK        DEFICIT      RECEIVABLE     STOCK
                                     -----------    ---------    ------------    ---------   ------------    ---------    ---------
Balance at December 31, 2002          64,333,554    $  64,334    $ 15,590,891    $ 192,833   $(17,493,820)   $ (38,500)   $(223,640
Common stock issued for cash          12,058,063       12,058         134,242           --             --           --           --
Common stock issued to compensate
  employees and consultants and
  to satisfy $55,388 of compensation
  accrued at December 31, 2002        43,043,593       43,044         564,911           --             --           --           --
Common stock issued for legal
  services                               671,104          671           6,018           --             --           --           --
Common stock issued to convert
  $39,000 of related party debt
  and $2,361 of accrued interest
  to equity                            3,150,645        3,150          38,211           --             --           --           --
Cancellation of treasury stock        (5,591,000)      (5,591)       (218,049)          --             --           --      223,640
Stock subscription receivable paid
  or treated as compensation                  --           --              --           --             --       22,855           --
Net loss                                      --           --              --           --       (669,654)          --           --
                                     -----------    ---------    ------------    ---------   ------------    ---------    ---------
Balance at December 31, 2003         117,665,959    $ 117,666    $ 16,116,224    $ 192,833   $(18,163,474)   $ (15,645)   $      --
                                     ===========    =========    ============    =========   ============    =========    =========

                                         TOTAL
                                     STOCKHOLDERS'
                                       (DEFICIT)
                                     -----------
Balance at December 31, 2002         $(1,907,902)
Common stock issued for cash             146,300
Common stock issued to compensate
  employees and consultants and
  to satisfy $55,388 of compensation
  accrued at December 31, 2002           607,955
Common stock issued for legal
  services                                 6,689
Common stock issued to convert
  $39,000 of related party debt
  and $2,361 of accrued interest
  to equity                               41,361
Cancellation of treasury stock                --
Stock subscription receivable paid
  or treated as compensation              22,855
Net loss                                (669,654)
                                     -----------
Balance at December 31, 2003         $(1,752,396)
                                     ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                          PANGEA PETROLEUM CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                   ADDITIONAL     UNISSUED                      STOCK
                                             COMMON STOCK           PAID-IN        COMMON     ACCUMULATED   SUBSCRIPTIONS  TREASURY
                                        SHARES        AMOUNT        CAPITAL        STOCK        DEFICIT      RECEIVABLE     STOCK
                                     -----------    ---------    ------------    ---------   ------------    ---------    ---------
Balance at December 31, 2003         117,665,959    $ 117,666    $ 16,116,224    $ 192,833   $(18,163,474)   $ (15,645)   $      --
Common stock issued for cash          24,571,667       24,572         161,428           --             --           --           --
Common stock issued to compensate
  employees and consultants           30,893,235       30,893         265,483           --             --           --       (2,000)
Common stock issued for legal
  services                               563,552          563           3,967           --             --           --           --
Common stock issued for profes-
  sional fees                          2,000,000        2,000          34,000           --             --           --           --
Stock warrants issued for profes-
  sional services                             --           --          27,900           --             --           --           --
Stock warrants issued to originate
  debt                                        --           --           5,737           --             --           --           --
Write off of stock subscription
  receivable                                  --           --              --           --             --       15,645           --
Net income                                    --           --              --           --        927,924           --           --
                                     -----------    ---------    ------------    ---------   ------------    ---------    ---------
Balance at September 30, 2004        175,694,413    $ 175,694    $ 16,614,739    $ 192,833   $(17,235,550)   $      --    $  (2,000)
                                     ===========    =========    ============    =========   ============    =========    =========

                                         TOTAL
                                     STOCKHOLDERS'
                                       (DEFICIT)
                                     -----------
Balance at December 31, 2003         $(1,752,396)
Common stock issued for cash             186,000
Common stock issued to compensate
  employees and consultants              294,376
Common stock issued for legal
  services                                 4,530
Common stock issued for profes-
  sional fees                             36,000
Stock warrants issued for profes-
  sional services                         27,900
Stock warrants issued to originate
  debt                                     5,737
Write off of stock subscription
  receivable                              15,645
Net income                               927,924
                                     -----------
Balance at September 30, 2004        $  (254,284)
                                     ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                          PANGEA PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                 2004            2003
                                                             -----------    -----------
Cash flows from operating activities:
  Net loss                                                   $   927,924    $  (669,654)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Recognition of deferred gain from sale of discontinued
      business segment                                        (1,475,141)            --
    Depletion, depreciation and amortization expense              20,331          6,125
    Impairment of oil and gas properties                         195,742             --
    Direct write-off of subscription receivable                   15,645             --
    Common stock issued as compensation for services             334,906        637,499
    Warrants issued for compensation for services                 27,900             --
    Common stock issued for accrued interest                          --          2,361
    Changes in operating assets and liabilities, net of
     effects of dispositions:
      Accounts receivable                                          1,583         (9,676)
      Other assets                                                (9,879)         4,720
      Accounts payable and accrued liabilities                    (7,690)       (23,148)
       Dismantlement obligation                                   (1,597)            --
                                                             -----------    -----------

          Net cash used in operating activities                   29,724        (51,773)
                                                             -----------    -----------

Cash flows from investing activities:
  Capital and exploratory expenditures                          (178,157)      (188,264)
                                                             -----------    -----------

          Net cash used in investing activities                 (178,157)      (188,264)
                                                             -----------    -----------

Cash flows from financing activities:
  Proceeds from the sale of common stock                         186,000        146,300
  Proceeds from notes payable to related parties
    with warrants                                                 15,000         81,000
                                                             -----------    -----------

          Net cash provided by financing activities              201,000        227,300
                                                             -----------    -----------

Net increase (decrease) in cash and cash equivalents              52,567        (12,737)

Cash and cash equivalents at beginning of year                     1,890         14,627
                                                             -----------    -----------

Cash and cash equivalents at end of year                     $    54,457    $     1,890
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

       OIL AND GAS PRODUCING ACTIVITIES

       The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs (cost to acquire mineral interests in oil and gas properties) and costs (to drill and equip) of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves in commercial quantities, the costs associated with the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Management has performed an analysis and developed an estimate for plugging and abandoning wells of $8,413 and 10,000 at December 31, 2004 and 2003, respectively.

       Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and, if necessary, a loss is recognized by providing an impairment allowance. Other unproved properties are amortized based on the Company's average holding period. Capitalized costs of producing oil and gas properties after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in the statement of operations.

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


1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

       CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

       Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits. During the years ended December 31, 2004 and 2003, 100% of the Company's revenues was received from two customers.

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


1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

       NEW ACCOUNTING PRONOUNCEMENTS

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The Company adopted SFAS No. 146 on January 1, 2003 and at December 31, 2004 has recognized a liability for disposal activities of $8,413.

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

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED

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

       RECLASSIFICATIONS

       Certain amounts presented in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation. The reclassifications relate primarily to the presentation of costs and expenses in the statement of operations.

2.     GOING CONCERN CONSIDERATIONS

       Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2004 and 2003, the Company reported losses from continuing operations of $547,217 and $669,654, respectively.

       Continuing negative operating results produced a working capital deficit of $392,054 as of December 31, 2004. In 2001 Mass Energy, Inc. became severely delinquent on certain accounts payable and various vendors initiated legal actions against the Company and Mass Energy, Inc. to force payment of past due accounts. However, Mass Energy, Inc. lacked the cash resources to make such payments. One suit was filed against Pangea Petroleum Corporation alleging that it was responsible for the debt of the former subsidiary; however, the lawsuit against Pangea Petroleum Corporation was withdrawn in 2004 without liability to the Company. The Company's recurring negative financial results raise substantial doubt about the Company's ability to continue as a going concern.

       The Company developed a multi-step plan and during 2003 and 2004 took actions to improve its financial position and deal with its liquidity problems. As part of that plan, in 2002, the Company sold Mass Energy, Inc. in a transaction that management believes has resulted in improvements in both the Company's overall financial position and its chances of acquiring economically viable oil and gas properties or engaging in transactions necessary for the future viability of the Company. The final steps of the plan are still being developed, but may include additional private placements of the Company's common stock, additional oil and gas property acquisitions and/or exploration efforts, and efforts to raise additional debt financing or equity investments. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability as a going concern.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     GOING CONCERN CONSIDERATIONS, CONTINUED

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


3.     DEFERRED GAIN ON DISPOSITION OF MASS ENERGY, INC.

       On October 7, 2002, the Company sold 100 percent of the common stock of Mass Energy, Inc. to Thomas Banks, Ltd., an unrelated Cayman Islands corporation, in exchange for $500 and the assignment of certain fully reserved notes receivable on the books of Mass Energy, Inc. Thomas Banks, Ltd. assumed all of Mass Energy, Inc.'s liabilities totaling $1,475,141. At the date of the sale, all of Mass Energy, Inc.'s assets had been written off or fully reserved based on impairment analysis performed by the Company. The $500 cash portion of the purchase price was originally recorded as a receivable; however the cash was never collected from Thomas Banks, Ltd., and the receivable was written off.

       The Company deferred recognition of any gain because legal counsel could not determine if legal actions against Mass Energy, Inc and related imputed liability or alter-ego claims against Pangea Petroleum, Inc., as the former sole stockholder of Mass Energy, Inc. would eventually result in the Company's liability for the claims. At December 31, 2004, based on the passage of the statute of limitations on various debts of Mass Energy, Inc. and the failure of alter-ego claims against the Company, legal counsel advised the Company that likelihood of any additional liability arising from Mass Energy, Inc. was remote. Accordingly, the $1,475,141 gain from sale of Mass Energy, previously deferred, was recognized in 2004.

4.     PROPERTY AND EQUIPMENT

       Property and equipment consists of the following at December 31, 2004:

         Oil and gas properties                                     $ 179,204
         Office equipment                                              15,594
         Furniture and fixtures                                         2,580
                                                                    ---------
                                                                      197,378

       Less accumulated depreciation, depletion and amortization      (41,845)
                                                                    ---------
       Net property and equipment                                   $ 155,533
                                                                    =========


       Included in oil and gas properties is $8,413 recorded to reflect the cost of disposal activities associated with oil and gas properties in the future. A long-term liability for the same amount has been recognized to reflect the Company's obligation for future disposal and dismantlement.

       During the years ended December 31, 2004, the Company recorded dry hole, abandonment and impairment charges of $195,742. There were no dry hole, abandonment and impairment charges in 2003. At December 31, 2004, the Company has working interests in six wells. One of the wells, with
       capitalized   costs  totaling   $5,369,   has  not  been  completed  and,
       accordingly, a determination has not yet been made if this well is economically viable.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     NOTES PAYABLE TO RELATED PARTIES

       Notes payable to related parties consist of the following at December 31, 2004:

       Notes payable to Mary Pollock,  daughter of the chief executive  officer.
       Theses notes bear interest at rates of 4% to 12% per year with interest due quarterly  and principal due in October 2005.  These notes
         are uncollateralized.                                                       $  89,184

       Notes  payable to Charles  Pollock,  the Chief  Executive  Officer  and a
         significant  stockholder  of the Company.  These notes bear interest of
         12% per year, and due in one time payments of principal and interest at various dates through December 2005. These notes
         are uncollateralized.                                                         273,040

       Notes payable to Mark Weller, the President and a significant stockholder of the Company. These notes bear interest of 12%
         per year, and due in one time payments of principal and interest
         at various dates through June 2006. These notes are uncollateralized.          67,829
                                                                                     ---------

                                                                                       430,053

       Less current portion                                                            415,053
                                                                                     ---------

       Long-term portion of notes payable to related parties                         $  15,000
                                                                                     =========


       Accrued interest payable to related parties of $44,426 at December 31, 2004 represents interest accrued on the above notes payable to related parties. Certain of these above notes were renegotiated and extended during 2004 and accrued interest of $41,632 was added to the face value of the notes and reclassified from accrued interest.

       The non-current portion of the notes payable to related parties, at December 31, 2004, all relates to 2006 maturities.

6.     INCOME TAXES

       The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2004, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $6,424,000 which expire in various tax years through 2024. Under the provisions of Section 382 of the Internal Revenue
       Code, the net operating loss carryforwards resulting from the acquisition of Mass Energy, Inc. and the ownership change in the Company when it recapitalized in 2000 will severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will, in all likelihood, be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

       The composition of deferred tax assets and the related tax effects at December 31, 2004 are as follows:

         Net operating losses                                                       $2,184,000
         Interest expense not deductible until paid                                     31,000
                                                                                    ----------

           Total deferred tax assets                                                 2,215,000

         Less valuation allowance                                                    2,215,000
                                                                                    ----------

         Net deferred tax asset                                                     $       --
                                                                                    ==========

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.     INCOME TAXES, CONTINUED

       The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2004 and 2003 is as follows:

                                                         2004                       2003
                                                ---------------------      ---------------------
                                                  AMOUNT         %           AMOUNT         %
       Provision (benefit) for income tax
         at federal statutory rate              $   315,494     34.0%      $  (227,682)   (34.0%)
       Non-deductible expenses                      130,820     14.1%          195,643     29.2%
       Non-taxable income                          (501,548)   (54.1%)
       Increase in valuation allowance               55,234      6.0%           32,039      4.8%
                                                -----------    -----       -----------    -----

                                                $      --        -- %      $      --        -- %
                                                ===========    =====       ===========    =====


7.     COMMITMENTS AND CONTINGENCIES

       OPERATING LEASE

       The Company leases office space under a one year operating lease that expires in March 2005 and inclues monthly rent of $688. Rent expense incurred under operating leases during the years ended December 31, 2004 and 2003 was $8,447 and $4,738, respectively.

       EMPLOYMENT AGREEMENT

       The Company entered into revised employment agreements with its Chairman/Chief Executive Officer and its President on October 7, 2004. The employment agreements provide for the issuance of 100,000 shares of restricted stock per month for their base salary compensation.

       LEGAL PROCEEDINGS

       On October 7, 2002, the Company sold 100 percent of the common stock of Mass Energy, Inc. to Thomas Banks, Ltd., an unrelated Cayman Islands corporation, in exchange for $500 and the assignment of certain fully reserved notes receivable on the books of Mass Energy, Inc. Thomas Banks, Ltd. assumed all of Mass Energy, Inc.'s liabilities totaling $1,475,141. At the date of the sale, all of Mass Energy, Inc.'s assets had been written off or fully reserved based on impairment analysis performed by the Company. The $500 cash portion of the purchase price was originally recorded as a receivable; however the cash was never collected from Thomas Banks, Ltd., and the receivable was written off.

       The Company deferred recognition of any gain because legal counsel could not determine if legal actions against Mass Energy, Inc and related imputed liability or alter-ego claims against Pangea Petroleum, Inc., as the former sole stockholder of Mass Energy, Inc. would eventually result in the Company's liability for the claims. At December 31, 2004, based on the passage of the statute of limitations on various debts of Mass Energy, Inc. and the failure of alter-ego claims against the Company, legal counsel advised the Company that likelihood of any additional liability arising from Mass Energy, Inc. was remote. Accordingly, the $1,475,141 gain from sale of Mass Energy, previously deferred, was recognized in 2004.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.     STOCKHOLDERS' EQUITY

       In September 2003 the stockholders of the company voted to approve an increase in the authorized shares from 105,000,000 to 210,000,000, which includes 200,000,000 common shares and 10,000,000 preferred shares.

       PREFERRED STOCK

       The Company's articles of incorporation authorize the issuance of up to 10,000,000 shares of serial preferred stock, with a par value of $.001 and other characteristics determined by the Company's board of directors. As of December 31, 2004 and 2003, there was no preferred stock issued or outstanding.

       COMMON STOCK

       During the years ended December 31, 2004 and 2003, the Company issued shares for cash under private placements of securities and as compensation to employees and consultants. These issuances are shown on the accompanying statement of stockholders' deficit.

       Included in stock issuances for the year ended December 31, 2001 were certain shares issued under a Securities Purchase Agreement (the "Securities Purchase Agreement") whereby the Company issued 12,650,000 shares of restricted common stock to an escrow agent (the "Escrowed Shares") for the benefit of four investor groups in exchange for $1,300,000 in cash. The terms of the Securities Purchase Agreement required the Company to file a Registration Statement with the Securities and Exchange Commission to register the Escrowed Shares and included provisions for the issuance of four series of warrants with exercise prices to be set based on a combination of certain future events and the performance of the Company's common stock. As of December 31, 2002, the Company had not registered shares in accordance with the terms of the Securities Purchase Agreement and, accordingly, at December 31, 2002, 1,399,998 additional shares are issuable to the investors under the agreement. During the year ended December 31, 2002, the Company recognized a $192,833 expense for failure to timely register shares under the Securities Purchase Agreement. The additional shares issuable under the agreement are shown in the balance sheet and statement of stockholders' equity as unissued common stock. Following is an analysis of shares and warrants issuable under the Securities Purchase Agreement.

                                                       MAXIMUM
                                        PURCHASE      NUMBER OF        MAXIMUM NUMBER
              PURCHASER                   PRICE         SHARES           OF WARRANTS
              ---------                 ----------    ----------       --------------
       Generation Capital Associates    $  600,000     1,600,000     3,450,000 A Warrants
                                                                     3,450,000 B Warrants

       STL Capital Partners, LLC           250,000       666,667     1,333,333 A Warrants
                                                                     1,333,333 B Warrants

       Greenwood Partners, L.P.            200,000       533,333     1,066,666 A Warrants
                                                                     1,066,666 B Warrants

       The Apmont Group, Inc.              250,000       550,000     1,100,000 C Warrants
                                                                     1,100,000 D Warrants

       Escrow Agent Fee                       -             -           75,000 A Warrants
                                                                        75,000 B Warrants
                                        ----------    ----------    ----------

         Total                          $1,300,000     3,350,000    14,049,998 Warrants
                                        ==========    ==========    ==========


       STOCK OPTIONS

       The Company periodically issues incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The Board of Directors approves the issuance of such options. The exercise price of an option granted is determined by the fair market value of the stock on the date of grant.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.     STOCKHOLDERS' EQUITY

       STOCK OPTIONS, CONTINUED

       The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. No compensation expense related to options was recognized in 2004 or 2003 because no options were granted, re-priced or vested.

       A summary of the Company's stock option activity and related information for the years ended December 31, 2004 and 2003 follows:

                                      NUMBER OF                       WEIGHTED
                                        SHARES                        AVERAGE
                                        UNDER           EXERCISE      EXERCISE
                                        OPTION           PRICE         PRICE
                                      ----------        --------      --------
       Balance outstanding at
         December 31, 2002             4,500,000      $0.20-$5.00      $2.39

         Expired                      (2,720,000)     $0.50-$5.00      $3.35
                                      ----------

       Balance outstanding at
         December 31, 2003             1,780,000      $0.20-$1.00      $0.91

         Expired                      (1,430,000)     $1.00            $1.00
                                      ----------

       Balance outstanding at
         December 31, 2004               350,000      $0.20 - $1.00    $0.56
                                      ==========


       All outstanding stock options are exercisable at December 31, 2004 and 2003. A summary of outstanding stock options at December 31, 2004 follows:

                                                    REMAINING
          NUMBER OF COMMON                          CONTRACTED
          STOCK EQUIVALENTS     EXPIRATION DATE    LIFE (YEARS)   EXERCISE PRICE
          -----------------     ---------------    ------------   --------------
                50,000          May 2010                5.4            0.50
               100,000          May 2010                5.4            1.00
               100,000          August 2010             5.7            0.20
               100,000          January 2011            6.1            0.50
             ---------
               350,000
             =========

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

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.     STOCKHOLDERS' EQUITY

       STOCK WARRANTS

       A summary of the Company's stock warrant activity and related information for the years ended December 31, 2004 and 2003 follows:

                                        NUMBER OF                      WEIGHTED
                                          SHARES                       AVERAGE
                                          UNDER          EXERCISE      EXERCISE
                                         WARRANT          PRICE         PRICE
                                       ----------        --------      --------
       Warrants outstanding at
         December 31, 2002             14,849,998       $0.01-$0.50     $0.017
         Issued                        16,072,920      $0.008-$0.19      0.011
                                       ----------
       Warrants outstanding at
         December 31, 2003             30,922,918       $0.01-$0.02     $0.014
         Issued                        11,825,000      $0.008-$0.020     0.017
                                       ----------
       Warrants outstanding at
         December 31, 2004             42,747,918       $0.008-$0.50    $0.015
                                      ===========


       All stock warrants are exercisable at December 31, 2004 and 2003. A summary of outstanding stock warrants at December 31, 2004 follows:

                                                    REMAINING
         NUMBER OF COMMON                           CONTRACTED
         STOCK EQUIVALENTS      EXPIRATION DATE    LIFE (YEARS)   EXERCISE PRICE
         -----------------      ---------------    ------------   --------------
           14,049,998           November 2005           0.9           $0.01
              200,000           June 2005               0.5            0.50
              600,000           December 2008           4.0            0.02
              910,000           January 2009            4.1            0.0085
              257,100           January 2009            4.1            0.01
            2,080,820           February 2009           4.2            0.01
            2,250,000           March 2009              4.3            0.008
            1,200,000           April 2009              4.3            0.01
            1,000,000           April 2009              4.3            0.012
              855,000           May 2009                4.4            0.016
              120,000           June 2009               4.5            0.01
            2,400,000           July 2009               4.5            0.01
              800,000           September 2009          4.7            0.015
              800,000           October 2009            4.8            0.01
              300,000           October 2009            4.8            0.019
            3,600,000           December 2009           5.0            0.01
              600,000           December 2009           5.0            0.015
              600,000           January 2010            5.1            0.01
              500,000           January 2010            5.1            0.12
              300,000           February 2010           5.2            0.12
            8,300,000           February 2010           5.2            0.20
            1,125,000           June 2010               5.5            0.008
          -----------
           42,747,918
          ===========

       The warrants issued in connection with the Securities Purchase Agreement had original exercise prices of $0.0375 to $1.00 and a five-year exercise term. The related warrant agreements include various provisions that could reduce the exercise price and the exercise price may be as low as $0.01 as shown above.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.     RELATED PARTY TRANSACTIONS

       During the years ended December 31, 2004 and 2003, the Company engaged in transactions with related parties as follows:

       The Company has entered into a consulting agreement with a stockholder to provide record-keeping and other administrative services. During the years ended December 31, 2004 and 2003 the Company paid consideration under this record-keeping and administrative services agreement totaling $47,019 and $80,722, respectively. The Company paid for these services by issuing 4,836,448 and 8,072,223 shares of the Company's common stock.

       In addition to record-keeping services described above, the Company has various related party notes payable at December 31, 2003 (See Note 5).


10.    NON-CASH INVESTING AND FINANCING ACTIVITIES

       During the years ended December 31, 2004 and 2003, the Company engaged in various non-cash financing and investing activities as follows:

                                                                   2004           2003
                                                                ---------      ----------

         Common stock issued to retire related party debt       $      --      $   39,000

         Long-term obligation recorded upon recognition
           of dismantlement costs                                      --          10,000

       Following is an analysis of cash paid for interest and income taxes during the years ended December 31, 2004 and 2003:

                                                                    2004           2003
                                                                -----------    ----------
         Cash paid for interest                                 $      --      $       --

         Cash paid for income taxes                                    --              --


11.    SUPPLEMENTAL OIL AND GAS INFORMATION - UNAUDITED

       The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission ("SEC") and SFAS No. 69, Disclosures About Oil and Gas Producing Activities ("Statement 69").

      Production from one field accounted for 92% and 90% of the Company's oil and gas sales revenues for the years ended December 31, 2004 and 2003, respectively.

       ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

      Set forth below is a summary of the changes in the estimated quantities of the Company's crude oil and condensate, and gas reserves for the periods indicated, as estimated by the Company as of December 31, 2004. All of the Company's reserves are located within the United States. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

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

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.    SUPPLEMENTAL OIL AND GAS INFORMATION - UNAUDITED, CONTINUED

                                                                OIL          GAS
       QUANTITY OF OIL AND GAS RESERVES                        (BBLS)        (MCF)
                                                             ---------    ---------
       Total proved reserves at December 31, 2002                   --           --
       Discoveries                                                 532       86,321
       Production                                                  (63)      (5,628)
                                                             ---------    ---------

       Total proved reserves at December 31, 2003                  469       80,693

       Discoveries                                                 146       17,645
       Production                                                 (153)     (13,654)
       Revision of estimates                                       290      (16,274)
                                                             ---------    ---------

       Total proved reserves at December 31, 2004                  752       72,136
                                                             =========    =========

       Proved developed reserves:

         December 31, 2004                                         469       80,693
                                                             =========    =========

         December 31, 2003                                         752       72,136
                                                             =========    =========

       The following table sets forth the aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation and amortization as of December 31, 2004:

                                                                2004         2003
                                                             ---------    ---------
         Unproved properties and prospect generation costs
           not being amortized                               $  17,938    $  89,114
         Dismantlement costs                                     8,413       10,000
         Proved properties being amortized                     160,917       99,150
         Less accumulated depletion, depreciation and
           amortization                                        (33,934)      (5,837)
                                                             ---------    ---------

           Net capitalized costs                             $ 153,334    $ 192,427
                                                             =========    =========

       COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

       The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2004 and 2003:

                                                                2004         2003
                                                             ---------    ---------
         Exploration costs                                   $      --    $      --
         Development costs                                     187,258      198,264
                                                             ---------    ---------

                                                             $ 187,258    $ 198,264
                                                             =========    =========

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.    SUPPLEMENTAL OIL AND GAS INFORMATION - UNAUDITED, CONTINUED

       STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

       The  following  table  reflects the  Standardized  Measure of  Discounted
       Future Net Cash Flows relating to the Company's interest in proved oil and gas reserves as of December 31, 2004 and 2003:

                                                          2004         2003
                                                       ---------    ---------

         Future cash inflows                           $ 391,000    $ 345,000
         Future production and development costs         (72,000)     (84,000)
         Future dismantlement costs                       (8,400)     (10,000)
                                                       ---------    ---------

         Future net cash inflows before income taxes     310,600      251,000
         Future income taxes                                  --           --
                                                       ---------    ---------

         Future net cash flows                           310,600      251,000
         10% discount factor                             (85,000)     (66,000)
                                                       ---------    ---------

           Standardized measure of discounted future
             net cash inflow                           $ 225,600    $ 185,000
                                                       =========    =========

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

       STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS, CONTINUED

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