Form 10QSB
period 2005-03-31
PANGEA PETROLEUM CORP
filed 2005-05-12
CIK 1077319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

The number of shares outstanding of the Company's common stock as of May 9, 2005 is shown below:

Title of Class Number of Shares Outstanding Common Stock, $.001 par value per share 182,919,846

Documents Incorporated by Reference: None

                          PANGEA PETROLEUM CORPORATION
                                   FORM 10-QSB


                                TABLE OF CONTENTS


PART  I  -  FINANCIAL  INFORMATION

Item  1  -  Financial  Statements

Item  2  -  Management's  Discussion and Analysis or Plan of Operations

Item  3  -  Controls and Procedures


PART II  -  OTHER INFORMATION

Item  1  -  Legal Proceedings

Item  2  -  Unregistered Sales of Equity  Securities and Use of Proceeds

Item  6  -  Exhibits


SIGNATURES

                            FORWARD LOOKING STATEMENT

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2004.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of the company are set forth beginning on page F-1.

                          PANGEA PETROLEUM CORPORATION

                                   ----------


              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                          PANGEA PETROLEUM CORPORATION
                                TABLE OF CONTENTS

                                   ----------


                                                                           PAGE

Unaudited Consolidated Condensed Financial Statements:

  Unaudited Consolidated Condensed Balance Sheets as of
    March 31, 2005 and December 31, 2004                                   F-3

  Unaudited Consolidated Condensed Statements of Operations
    for the three months ended March 31, 2005 and 2004                     F-4

  Unaudited Consolidated Condensed Statements of Stockholders'
    Equity for the three months ended March 31, 2005                       F-5

  Unaudited Consolidated Condensed Statements of Cash Flows
    for the three months ended March 31, 2005 and 2004                     F-6

Notes to Unaudited Consolidated Condensed Financial Statements             F-7

                          PANGEA PETROLEUM CORPORATION
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                      MARCH 31, 2005 AND DECEMBER 31, 2004

                                   ----------

                                                                     MARCH 31      DECEMBER 31,
                                                                       2005            2004
     ASSETS                                                         (UNAUDITED)       (NOTE)
                                                                   ------------    ------------
Current assets:
  Cash                                                             $     59,867    $     54,457
  Accounts receivables                                                   11,740          11,877
  Payroll taxes refundable                                                9,879           9,879
                                                                   ------------    ------------

      Total current assets                                               81,486          76,113
                                                                   ------------    ------------

Property and equipment:
  Oil and gas properties (successful efforts method)                    193,844         179,204
  Other property and equipment                                           18,174          18,174
  Less accumulated depletion, depreciation and amortization             (55,011)        (41,845)
                                                                   ------------    ------------

  Net property and equipment                                            157,007         155,533
                                                                   ------------    ------------

      Total assets                                                 $    238,493    $    231,746
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                 $      1,666    $      2,138
  Accrued liabilities                                                    73,978          51,076
  Notes payable to related parties                                      415,053         415,053
                                                                   ------------    ------------

      Total current liabilities                                         490,697         468,267

Obligation for dismantlement and disposal activities                      8,413           8,413

Notes payable to related parties, net of current portion                 15,000          15,000
                                                                   ------------    ------------

      Total liabilities                                                 514,110         491,680
                                                                   ------------    ------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock: $.001 par value; 10,000,000 shares authorized             --              --
  Common stock: $.001 par value; 200,000,000 shares authorized;
    180,919,846 and 175,694,413 shares issued and outstanding
    at March 31, 2005 and December 31, 2004, respectively               180,920         175,694
  Additional paid-in capital                                         16,651,497      16,615,316
  Unissued common stock: 1,440,500 shares                               192,833         192,833
  Deferred compensation                                                      --          (2,000)
  Accumulated deficit                                               (17,300,867)    (17,241,777)
                                                                   ------------    ------------

      Total stockholders' deficit                                      (275,617)       (259,934)
                                                                   ------------    ------------

        Total liabilities and stockholders' deficit                $    238,493    $    231,746
                                                                   ============    ============


Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                          PANGEA PETROLEUM CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                   ----------


                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ---------------------------
                                                       2005            2004
                                                    -----------     -----------

Oil and gas revenue                                 $    18,998     $    18,928
                                                    -----------     -----------

Costs and expenses:
  Lease operating expenses                                1,830           2,231
  Production tax                                          2,673           1,386
  Selling, general and administrative                    29,517         101,901
  Stock based compensation                               18,000          21,300
  Depletion, depreciation, and amortization              13,166           2,798
  Interest expense                                       12,902           9,922
                                                    -----------     -----------

    Total costs and expenses                             78,088         139,538
                                                    -----------     -----------

      Net loss                                      $   (59,090)    $  (120,610)
                                                    ===========     ===========

Basic and diluted net loss per common share         $     (0.00)    $     (0.00)
                                                    ===========     ===========

Weighted average common shares                      178,598,709     139,215,023
                                                    ===========     ===========



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                          PANGEA PETROLEUM CORPORATION
       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                   ----------


                                                                                                                           TOTAL
                                                                ADDITIONAL    UNISSUED                                 STOCKHOLDERS'
                                          COMMON STOCK           PAID-IN       COMMON     ACCUMULATED     DEFERRED        EQUITY
                                       SHARES       AMOUNT       CAPITAL       STOCK        DEFICIT     COMPENSATION     (DEFICIT)
                                    -----------   ---------   ------------   ---------   ------------    ----------    -----------
Balance at December 31, 2004        175,694,413   $ 175,694   $ 16,615,316   $ 192,833   $(17,241,777)   $   (2,000)   $  (259,934)

Common stock issued for cash          3,285,000       3,285         18,715          --             --            --         22,000

Common stock issued to compensate
  employees and consultants           1,600,000       1,600         14,400          --             --         2,000         18,000

Common stock issued for
  exercise of warrants                  340,433         341          3,066          --             --            --          3,407

Net loss                                     --          --             --          --        (59,090)           --        (59,090)
                                    -----------   ---------   ------------   ---------   ------------    ----------    -----------

Balance at March 31, 2005           180,919,846   $ 180,920   $ 16,651,497   $ 192,833   $(17,300,867)   $       --    $  (275,617)
                                    ===========   =========   ============   =========   ============    ==========    ===========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                          PANGEA PETROLEUM CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                   ----------

                                                                  2005              2004
                                                               ----------        ----------
Cash flows from operating activities:
  Net loss                                                     $  (59,090)       $ (120,610)
  Adjustments to reconcile net loss to net cash
    used in operating activities                                   53,733            95,309
                                                               ----------        ----------

        Net cash used in operating activities                      (5,357)          (25,301)
                                                               ----------        ----------

Cash flows from investing activities:
  Capital and exploratory expenditures                            (14,640)          (10,500)
                                                               ----------        ----------

        Net cash used in investing activities                     (14,640)          (10,500)
                                                               ----------        ----------

Cash flows from financing activities:
  Proceeds from the sale of common stock and stock options         25,407           141,000
                                                               ----------        ----------

        Net cash provided by financing activities                  25,407           141,000
                                                               ----------        ----------

Net increase (decrease) in cash and cash equivalents                5,410           105,199

Cash and cash equivalents at beginning of period                   54,457             1,890
                                                               ----------        ----------

Cash and cash equivalents at end of period                     $   59,867        $  107,089
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


3.     INTERIM FINANCIAL STATEMENTS

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
       considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the respective full years.

       A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements included in Form 10-KSB for the years ended December 31, 2004 and 2002. Accordingly, the Company's audited financial statements should be read in connection with these financial statements.


4.     GOING CONCERN CONSIDERATIONS

       Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended March 31, 2005 and 2004, the Company reported net losses of $59,090 and $120,610, respectively.

       Continuing negative operating results produced a working capital deficit of $409,211 and a stockholders' deficit of $63,978 as of March 31, 2005.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

4.     GOING CONCERN CONSIDERATIONS, CONTINUED

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


6.     INCOME TAXES

       The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of March 31, 2005, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $6,472,000 which expire in various tax years through 2024. Under the provisions of Section 382 of the Internal Revenue Code, the net operating loss carryforwards attributable to a former subsidiary and other losses incurred prior to the ownership change in the Company when it recapitalized in 2000 will severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be unable to take full advantage of a substantial portion of its NOL for federal income tax purposes should the Company generate taxable income.

       The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the three months ended March 31, 2005 and 2004 relates primarily to increases in the valuation allowances for deferred tax assets related to net operating losses and non deductible stock based compensation.


7.     STOCKHOLDERS' EQUITY

       During the three months ended March 31, 2005, the Company engaged in various transactions affecting stockholders' equity, as follows:

            o Issued 3,285,000 shares of common stock to individuals under private placement agreements and received total proceeds of $22,000. In connection with on of the issuances of 2,285,000 shares, the Company also issued 1,370,000 five-year warrants to acquire shares of the Company's common stock at $0.007 per share.

            o Issued 340,433 share of common stock for $3,407 upon exercise of stock warrants.

            o Issued 600,000 shares of common stock to employees and recognized compensation expense of $6,000

            o Issued 1,000,000 shares of common stock to related party consultants and recognized consulting expense of $10,000

                          PANGEA PETROLEUM CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   ----------

8.     RELATED PARTY TRANSACTIONS

       During the three months ended March 31, 2005, the Company issued 1,000,000 shares of common stock and recognized consulting fees of $10,000 under a consulting agreement with stockholders to provide record-keeping and other administrative services

       In addition to the transactions and balances described above, the Company has various related party notes payable at March 31, 2005 totaling $430,053 and related accrued interest of $55,997.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended March 31, 2005 the Company reported a loss of $56,106 while a loss of $120,610 was reported for the three months ended March 31, 2004.

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


RESULTS OF OPERATIONS

During the first quarter of 2005, the Company reported $18,998 in revenue. This revenue is from the Company's interest in four producing wells. A fifth well was added in April as noted below.

During the first quarter the Company had new activity in SAN PATRICIO COUNTY, TEXAS. This is a project that consists of two wells that are based on 3D seismic data in the Miocene sands. These wells are in a prolific Miocene production trend and tap into potentially unproduced channel sands in the area. The first well was drilled in December and encountered a productive sand. The well was completed and in January 2005 the well was placed on production at the rate of 130 MCFD. The second well was drilled to the Miocene in February 2005 and encountered the expected intervals with an analysis that they contained sub-commercial reserves. The well was abandoned without attempting a completion. Pangea has a 4.25% working interest and a 3.275% net interest in the project area.

In January 2005, Pangea entered into an agreement with Titan Oil and Gas Corporation to purchase an interest in a LAVACA COUNTY, TEXAS well. This well is a 3500' Frio prospect that was successfully drilled and logged in early January. Pangea has a 2.0% working interest and a 1.5% net interest in the prospect. The well was completed in February 2005 and had an extended production test at pipeline conditions and produced at the rate of 260 mcf per day. The well was placed on production in April 2005 and is currently producing 200 mcf per day.

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

OIL AND GAS PRODUCING ACTIVITIES

The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs (cost to acquire mineral interests in oil and gas properties) and costs (to drill and equip) of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves in commercial quantities, the costs associated with the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Management estimates the future liability for plugging and abandonment of the related wells. Accordingly, a net cost of $8,413 has been recorded as of the end of 2004 and March 31, 2005.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's average holding period. Capitalized costs of producing oil and gas properties after considering estimated dismantlement and abandonment costs and estimated salvage values are depreciated and depleted by the unit-of-production method. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in the statement of operations.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 TO THREE MONTHS ENDED MARCH 31, 2004.

The net loss of $59,090 for the three months ended March 31, 2005 decreased by $61,520 from the net loss of $120,610 for the three months ended March 31, 2004. The decrease is a result of the reduction in stock based compensation resulting from a restructuring of executive contracts.

The Company generated revenue from the participation in ongoing oil and gas wells in the amount of $18,998 for the three months ended March 31, 2005, compared to $18,928 in revenue in the three months ended March 31, 2004. Total assets increased to $238,493 at March 31, 2005 compared to $231,746 at December 31, 2004 which is primarily reflected in an increase in cash to $59,867 at March 31, 2005 compared to $54,457 at December 31, 2004 and oil and gas properties (successful efforts method) which increased to $193,844 at March 31, 2005 compared to $179,204 at December 31, 2004.

Total liabilities at March 31, 2005 are $514,110 compared to $491,680 at December 31, 2004, which is an increase in total liabilities of $22,430. The increase in liabilities is primarily due to an increase in accrued liabilities ($73,978 at March 31, 2005 compared to $51,076 at December 31, 2004), related to accrued interest on notes payable and service accruals.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash in the amount of $5,357 for the quarter ended March 31, 2005 related primarily to professional fees and expenses on producing wells. The Company is currently generating revenue from five wells but was not able to generate positive cash flow from operations for the quarter ended March 31, 2005. The Company utilized cash from financing activities to fund investing activities in 2004. The net cash from financing activities decreased year-to-date in 2005 to $22,000 from $141,000 at December 31, 2004. The Company intends to continue investing in additional oil and gas projects but will need additional private placements, debt financing or equity investment in order to participate fully and at the levels the Company intends. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability.

OUTLOOK

Pangea has identified four additional prospects scheduled for drilling in 2005 in Henderson County Texas, Colorado County, Texas, Panola County, Texas and De Witt County Texas. The Company is also in the process of evaluating several additional prospects for 2005.

HENDERSON COUNTY, TEXAS is an 11,500' test in the Rodessa and Pettit, with a secondary objective in the Upper Travis Peak. The first well has the potential to prove up an additional well in the fault trap and, if successful will lead to drilling in four additional analogous fault blocks on the leased acreage. Pangea expects to have a 2% working interest and 1.54% net interest in the first well. This well is expected to be ready for drilling early in the third quarter 2005.

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

PANOLA COUNTY, TEXAS is a 10,000' Wilcox test set up by a geologic trap that has produced in nearby fault blocks. The prospect also has Travis Peak potential. The well is on the same lease as existing Pangea production in the Upper Travis Peak interval. Plans are being finalized and a final participation decision by Pangea has not been made, pending development and review of detailed cost estimates. If the Company does elect to participate it will have the right to a 5% working interest and a 3.75% net interest in the well. Based on current rig availability, it is not expected that this well will be drilled until the third quarter 2005.

Pangea is actively reviewing additional prospects in Texas and Louisiana, to add new wells to the prospect list. The Company is continuing its strategy of evaluating primarily shallow, onshore oil and gas projects that avoid investing in "wildcat" or exploratory wells, and focusing on investing in development well prospects that are supported by seismic data, proven production from the surrounding area and good information from adjacent wells. Additionally, Pangea will continue to diversify its risk by taking a minority working interest in the prospects, such that the Company is not dependent on any one project or highly impacted by an unsuccessful well. The ability to invest further will be heavily dependent on securing additional capital from investors or debt financing. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.

ITEM 3.  CONTROLS AND PROCEDURES.

Charles B. Pollock, our Chief Executive Officer, and Scott Duncan, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of the end of the period covered by this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 3, 4 and 5 are omitted.

ITEM 1.  LEGAL PROCEDINGS

On May 7, 2004, the Company was awarded $158,000.00 in its arbitration claim against Clay Exploration, Inc. and Joseph W. Shunta pertaining to a well interest in Duval County, Texas. On September 8, 2004, Pangea entered into a settlement agreement with Clay Exploration whereby Clay agreed to pay Pangea $80,000 and release Pangea from any claims, in exchange for a full release from Pangea. The amount was paid in the 4th quarter 2004. Pangea has entered into two Forbearance Agreements with Joseph W. Shunta. The first agreement was executed in December 2004 and provided covered from January 2005 to June 2005. The second signed Forbearance Agreement is dated March 23, 2005 and extends the payment period to December 2005. Mr. Shunta agreed to withdraw an appeal of the judgment confirming the award, allowing the judgment to become final, and agreed to pay $2,000 per month for the 12 month period, while he arranges to pay the balance of the judgment. In exchange, Pangea agreed to refrain from executing on property liens filed by Pangea on Mr. Shunta's real estate holdings during the Forbearance period. In addition, Pangea has agreed to release liens so that Mr. Shunta could sell two of the properties that had negative cash flow and no net asset value, in exchange for an additional $2,000 payment. Pangea is continuing to work with Mr. Shunta to fully satisfy the entire claim amount. To date $8000 has been paid by Mr. Shunta; however, at this time it is uncertain as to whether the full amount of the settlement due will be collected.

As of the date hereof, Pangea is not a party to any further legal proceedings, and none are known to be contemplated against Pangea.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During our quarter ended March 31, 2005, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.

A total of 3,285,000 shares were issued for private placements to two investors for a total of $22,000. In connection with one of the issuances of 2,285,000 shares, the Company also issued 1,370,000 five-year warrants to acquire shares of the Company's common stock at $0.007 per share.

The Company issued 340,333 shares of common stock to two investors upon exercise of warrants.

The Company issued 1,600,000 shares of common stock to two employees and two outside consultants and recognized total compensation expense of $16,000.

ITEM  6  -  EXHIBITS

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


                  PANGEA PETROLEUM CORPORATION


                  By: /s/ Charles B.  Pollock                 Date: May 11, 2005
                      -----------------------------
                      Charles B.  Pollock,
                      Chairman of the Board and
                      Chief Executive Officer