Form 10QSB
period 2005-06-30
PANGEA PETROLEUM CORP
filed 2005-08-11
CIK 1077319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                            Commission File #0-30503

                          PANGEA PETROLEUM CORPORATION
        (Exact name of small business issuer as specified in its charter)

                                    COLORADO
         (State or other jurisdiction of incorporation or organization)

                                   76-0635938
                      (IRS Employer Identification Number)

          9801 Westheimer, Suite 302, Houston, Texas     77042
           (Address of principal executive offices)    (Zip Code)

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

The number of shares outstanding of the Company's common stock as of August 8, 2005 is shown below:

Title of Class Number of Shares Outstanding Common Stock, $.001 par value per share 186,679,846

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

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended June 30, 2005 the Company reported a loss of $44,300 while a loss of $286,382 was reported for the three months ended June 30, 2004.

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


RESULTS OF OPERATIONS

During the second quarter of 2005, the Company reported $12,841 in revenue. This revenue is from the Company's interest in five producing wells.

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


OIL AND GAS PRODUCING ACTIVITIES

The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs (cost to acquire mineral interests in oil and gas properties) and costs (to drill and equip) of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves in commercial quantities, the costs associated with the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Management estimates the future liability for plugging and abandonment of the related wells. Accordingly, a net cost of $8,413 has been recorded for plugging and abandonment.

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


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 TO THREE MONTHS ENDED JUNE 30, 2004.


The net loss of $44,300 for the three months ended June 30, 2005 decreased by $242,082 from the net loss of $286,382 for the three months ended June 30, 2004. The decrease is a result of the reduction in dry hole drilling expense, and in stock based compensation resulting from a restructuring of executive contracts for the first half of 2005.


The Company generated revenue from the participation in ongoing oil and gas wells in the amount of $12,841 for the three months ended June 30, 2005, compared to $18,852 in revenue in the three months ended June 30, 2004. Total assets increased to $237,927 at June 30, 2005 compared to $230,746 at December 31, 2004 which is primarily reflected in an addition of prepaid expenses to $16,250 at June 30, 2005 and oil and gas properties (successful efforts method) which increased to $196,142 at June 31, 2005 compared to $179,204 at December 31, 2004.

Total liabilities at June 30, 2005 are $511,857 compared to $485,030 at December 31, 2004, which is an increase in total liabilities of $26,845. The increase in liabilities is primarily due to an increase in accrued liabilities ($67,696 at June 30, 2005 compared to $44,426 at December 31, 2004), related to accrued interest on notes payable.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash in the amount of $7,473 for the quarter ended June 30, 2005 related primarily to professional fees and expenses on producing wells. The Company is currently generating revenue from five wells but was not able to generate positive cash flow from operations for the six months ended June 30, 2005. The Company utilized cash from financing activities to fund investing activities in 2004. The net cash from financing activities decreased year-to-date in 2005 to $28,407 from $201,000 at December 31, 2004. The Company intends to continue investing in additional oil and gas projects but will need additional private placements, debt financing or equity investment in order to participate fully and at the levels the Company intends. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability.


OUTLOOK

Pangea has identified additional prospects scheduled for drilling in 2005 in Henderson County Texas, Colorado County, Texas, Panola County, Texas and De Witt County Texas. The Company is also in the process of evaluating several additional prospects for 2005.

Henderson County, Texas is an 11,500' test in the Rodessa and Pettit, with a secondary objective in the Upper Travis Peak. The first well has the potential to prove up an additional well in the fault trap and, if successful will lead to drilling in four additional analogous fault blocks on the leased acreage. Pangea expects to have a 2% working interest and 1.54% net interest in the first well. This well is still under evaluation by Pangea and, if participation is taken is expected to be ready for drilling in the fourth quarter 2005.

Colorado County, Texas is a 10,000' test of the Wilcox. This project has been developed based on 3D seismic data and analysis of existing Wilcox formation in the area. Pangea has a 2.0% working interest and a 1.5% net interest in the prospect. The operator of the well experienced budgetary constraints early in the year and is now in the process of contracting a rig. Due to tight rig availability the most likely drilling time frame is in September 2005.

Colorado County, Texas is a 10,050' test of the Wilcox. This project has been developed based on 3D seismic data and analysis of existing Wilcox formation in the area. Pangea has a 2.0% working interest and a 1.5% net interest in the prospect. The operator is finalizing the well and the well location and has indicated that rig availability makes the most likely drilling time frame the middle of the third quarter.

Colorado County, Texas is a 5,000' test of the Frio. This project has been developed based on 3D seismic data and analysis shows at least two Frio objectives in the area. Pangea has a 3.0% working interest and a 2.25% net interest in the prospect. The well also has several potential additional locations in the Frio, if the first well is successful.
 The most likely drilling time frame is September 2005.

De Witt County, Texas is a 4800' test of several stacked Yegua objectives identified by 3D seismic data. The prospect is on trend with existing Yegua production, and there is considerable shallow Frio and Miocene production that appears in the area. Two recent 3D wells to the south back up the seismic analysis on the prospect, and if successful, the lease could provide a follow-up location. Pangea has committed to a 6.67% working interest and a 5% net interest in the prospect. It is expected that rig availability will allow this well to be drilled in the fourth quarter 2005.

Panola County, Texas was a 10,000' Cotton Valley test, set up by a geologic trap that has produced in nearby fault blocks. The prospect also has Travis Peak potential. The well is on the same lease as existing Pangea production in the Upper Travis Peak interval. Upon review of the limited data available, the prospect did not meet Pangea's investment criteria and we have declined to participate.

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


                           PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, 4 and 5 are omitted.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


During our quarter ended June 30, 2005, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.

During April, 2005, we issued a total of 500,000 shares were issued in a private placement to one investor for a total of $3,000. During May and June, 2005, we issued 1,640,000 shares of common stock to two employees and two outside consultants and recognized total compensation expense of $20,080.

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


                  PANGEA PETROLEUM CORPORATION


                   By:  /s/ Charles B.  Pollock           Date: August 12, 2005
                        ---------------------------
                        Charles B.  Pollock,
                        Chairman of the Board and
                        Chief Executive Officer

                          PANGEA PETROLEUM CORPORATION
                                   ----------





              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS for the three months and six months ended June 30, 2005 and 2004

                          PANGEA PETROLEUM CORPORATION
                                TABLE OF CONTENTS
                                   ----------



                                                                      Page

Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheets as of June 30, 2005
    and December 31, 2004                                             F-3

  Unaudited Consolidated Condensed Statements of Operations for
    the three months and six months ended June 30, 2005
    and 2004                                                          F-4

  Unaudited Consolidated Condensed Statements of Stockholders'
    Equity for the six months ended June 30, 2005                     F-5

  Unaudited Consolidated Condensed Statements of Cash Flows
    for the six months ended June 30, 2005 and 2004                   F-6

Notes to Unaudited Consolidated Condensed Financial Statements        F-7

                          PANGEA PETROLEUM CORPORATION
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                       June 30, 2005 and December 31, 2004
                                   ----------


                                                                                       June 30,           December 31,
                                                                                         2005                 2004
     ASSETS                                                                           (Unaudited)            (Note)

Current assets:
  Cash                                                                                $    58,453         $    54,457
  Accounts receivable                                                                       6,921              10,877
  Payroll taxes refundable                                                                  9,879               9,879
  Prepaid expenses                                                                         16,250                -
                                                                                      -----------         -----------

    Total current assets                                                                   91,503              75,213
                                                                                      -----------         -----------

Property and equipment:
  Oil and gas properties (successful efforts method)                                      196,142             179,204
  Other property and equipment                                                             18,174              18,174
  Less accumulated depletion, depreciation and amortization                               (67,892)            (41,845)
                                                                                      -----------         -----------

    Net property and equipment                                                            146,424             155,533
                                                                                      -----------         -----------

      Total assets                                                                    $   237,927         $   230,746
                                                                                      ===========         ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                    $     5,695         $     2,138
  Accrued liabilities                                                                      67,696              44,426
  Notes payable to related parties                                                        415,053             415,053
                                                                                      -----------         -----------

    Total current liabilities                                                             488,444             461,617

Obligation for dismantlement and disposal activities                                        8,413               8,413

Notes payable to related parties, net of current portion                                   15,000              15,000
                                                                                      -----------         -----------

    Total liabilities                                                                     511,857             485,030
                                                                                      -----------         -----------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock: $.001 par value; 10,000,000 shares authorized                             -                   -
  Common stock: $.001 par value; 500,000,000 shares authorized;
    184,559,846 and 175,694,413 shares issued and outstanding at
    June 30, 2005 and December 31, 2004, respectively                                     184,560             175,694
  Additional paid-in capital                                                           16,690,437          16,614,739
  Unissued common stock: 1,440,500 shares                                                 192,833             192,833
  Deferred compensation                                                                      -                 (2,000)
  Accumulated deficit                                                                 (17,341,760)        (17,235,550)
                                                                                      -----------         -----------

    Total stockholders' deficit                                                          (273,930)           (254,284)
                                                                                      ------------        -----------

      Total liabilities and stockholders' deficit                                     $   237,927         $   230,746
                                                                                      ===========         ===========


Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                          PANGEA PETROLEUM CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        for the three months and six months ended June 30, 2005 and 2004

                                   ----------


                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                            June 30,
                                              --------------------------------    --------------------------------
                                                   2005              2004              2005              2004
                                              --------------    --------------    --------------    --------------
Revenue                                       $       12,841    $       18,852    $       31,839    $       37,780
                                              --------------    --------------    --------------    --------------

Costs and expenses:
  Lease operating expenses                             1,221             1,125             3,051             3,356
  Production taxes                                       624             1,576             3,297             2,962
  Selling, general and administrative,
    excluding stock-based compensation                10,635            59,408            44,745            96,909
  Stock based compensation                            20,080           133,879            38,080           219,579
  Depreciation, depletion and amortization            12,881             3,352            26,047             6,150
  Dry hole costs                                          --           105,909                --           105,909
                                              --------------    --------------    --------------    --------------

    Total costs and expenses                          45,441           305,249           115,220           434,865
                                              --------------    --------------    --------------    --------------

Loss from operations                                 (32,600)         (286,397)          (83,381)         (397,085)
                                              --------------    --------------    --------------    --------------

Other income and (expenses):
  Interest income                                         --             6,104                --             6,104
  Other income                                            --             2,500             8,000             2,500
  Interest expense                                   (11,700)           (8,589)          (24,602)          (18,511)
                                              --------------    --------------    --------------    --------------

    Total other income and (expenses), net           (11,700)               15           (16,602)           (9,907)
                                              --------------    --------------    --------------    --------------

        Net loss                              $      (44,300)   $     (286,382)   $      (99,983)   $     (406,992)
                                              ==============    ==============    ==============    ==============

Basic and diluted net loss per common share   $        (0.00)   $        (0.00)   $        (0.00)   $        (0.00)
                                              ==============    ==============    ==============    ==============

Weighted average common shares                   179,514,308       151,886,501       179,514,308       140,605,776
                                              ==============    ==============    ==============    ==============





              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                          PANGEA PETROLEUM CORPORATION
       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                     for the six months ended June 30, 2005

                                   ----------




                                                                       Additional        Unissued
                                             Common Stock                Paid-In          Common         Accumulated
                                         Shares         Amount           Capital           Stock           Deficit
                                    --------------   --------------   --------------   --------------   --------------
Balance at December 31, 2004           175,694,413   $      175,694   $   16,615,316   $      192,833   $  (17,241,777)
                                    --------------   --------------   --------------   --------------   --------------

Common stock issued for cash             3,785,000            3,785           21,215               --               --

Common stock issued to compensate
  employees and consultants              3,240,000            3,240           32,840               --               --

Common stock issued for exercise
  of warrants                              340,433              341            3,066               --               --

Common stock issued for profes-
  sional fees                            1,500,000            1,500           18,000               --               --

Net loss                                        --               --               --               --          (99,983)
                                    --------------   --------------   --------------   --------------   --------------

Balance at June 30, 2005               184,559,846   $      184,560   $   16,690,437   $      192,833   $  (17,341,760)
                                    ==============   ==============   ==============   ==============   ==============

                                                          Total
                                                      Stockholders'
                                      Deferred            Equity
                                    Compensation         (Deficit)
                                    --------------    --------------
Balance at December 31, 2004        $       (2,000)   $     (259,934)
                                    --------------    --------------

Common stock issued for cash                    --            25,000

Common stock issued to compensate
  employees and consultants                  2,000            38,080

Common stock issued for exercise
  of warrants                                   --             3,407

Common stock issued for profes-
  sional fees                                   --            19,500

Net loss                                        --           (99,983)
                                    --------------    --------------

Balance at June 30, 2005            $           --    $     (273,930)
                                    ==============    ==============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                          PANGEA PETROLEUM CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS for the six months ended June 30, 2005 and 2004

                                   ----------



                                                       2005            2004
                                                   ------------    ------------

Cash flows from operating activities:
  Net loss                                         $    (99,983)   $   (406,992)
  Adjustments to reconcile net loss to net cash
    used in operating activities                         92,510         390,580
                                                   ------------    ------------

      Net cash used in operating activities              (7,473)        (16,412)
                                                   ------------    ------------

Cash flows from investing activities:
  Capital and exploratory expenditures                  (16,938)       (146,669)
                                                   ------------    ------------

      Net cash used in investing activities             (16,938)       (146,669)
                                                   ------------    ------------

Cash flows from financing activities:
  Proceeds from the sale of common stock                 28,407         186,000
  Proceeds from notes payable to related parties             --          15,000
                                                   ------------    ------------

      Net cash provided by financing activities          28,407         201,000
                                                   ------------    ------------

Net increase in cash and cash equivalents                 3,996          37,919

Cash and cash equivalents at beginning of period         54,457           1,890
                                                   ------------    ------------

Cash and cash equivalents at end of period         $     58,453    $     39,809
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


3.     Interim Financial Statements

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the respective full years.

       A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements included in Form 10-KSB for the years ended December 31, 2004 and 2003. Accordingly, the Company's audited financial statements should be read in connection with these financial statements.


4.     Going Concern Considerations

       Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the six months ended June 30, 2005 and 2004, the Company reported net losses of $99,983 and $406,992, respectively.

       Continuing negative operating results produced a working capital deficit of $396,941 and a stockholders' deficit of $273,930 as of June 30, 2005.

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

5.    Income Taxes

      The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of June 30, 2005, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $6,472,000 which expire in various tax years through 2024. Under the provisions of Section 382 of the Internal Revenue Code, the net operating loss carryforwards attributable to a former subsidiary and other losses incurred prior to the ownership change in the Company when it recapitalized in 2000 will severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be unable to take full advantage of a substantial portion of its NOL for federal income tax purposes should the Company generate taxable income.

      The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the six months ended June 30, 2005 and 2004 relates primarily to increases in the valuation allowances for deferred tax assets related to net operating losses and non deductible stock based compensation.


6.    Stockholders' Equity

      During the six months ended June 30, 2005, the Company engaged in various transactions affecting stockholders' equity, as follows:

      o Issued 3,785,000 shares of common stock to individuals under private placement agreements and received total proceeds of $25,000. In connection with one of the issuances of 2,285,000 shares, the Company also issued 1,370,000 five-year warrants to acquire shares of the Company's common stock at $0.007 per share.

      o Issued 340,433 shares of common stock for $3,407 upon exercise of stock warrants.

      o Issued 3,240,000 shares of common stock to employees and recognized compensation expense of $26,080

      o Issued 1,000,000 shares of common stock to related party consultants and recognized consulting expense of $10,000

      o Issued 1,500,000 shares of common stock to outside consultants and recognized consulting expense of $3,250 and recorded prepaid expenses of $16,250

                          PANGEA PETROLEUM CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   ----------

7.    Related Party Transactions

      During the six months ended June 30, 2005, the Company issued 1,000,000 shares of common stock and recognized consulting fees of $10,000 under consulting agreements with stockholders to provide record-keeping and other administrative services

      In addition to the transactions and balances described above, the Company has various related party notes payable at June 30, 2005 totaling $430,053 and related accrued interest of $67,697.


8.    Subsequent Events

      In July 2005 the Company amended its Articles of Incorporation to increase the authorized number of preferred stock to 10,000,000 and the authorized number of common stock to 500,000,000. The Company also approved a compensation plan for non employee directors to receive 100,000 common shares per quarter and for non board member officers to receive 100,000 common shares per meeting.