Form 10QSB
period 2005-09-30
PANGEA PETROLEUM CORP
filed 2005-11-14
CIK 1077319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

The number of shares outstanding of common stock as of November 7, 2005 is shown below:

Title of Class Number of Shares Outstanding Common Stock, $.001 par value per share 218,216,342 shares

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

We are including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that could cause actual results to differ materially from those discussed in the forward-looking statements: our dependence on limited cash resources, dependence on certain key personnel within the Company, and the ability to raise additional capital; our ability to secure leases for our oil and gas projects; our ability to obtain acceptable forms and amounts of financing; the demand for, and price level of, our products and services; competitive factors; the ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; the ability to protect proprietary technology; the dependence on key personnel; and the effect of business interruption due to political unrest; oil and gas prices; and our ability to efficiently manage our operations. In addition, our ability to generate long-term value for the common stockholder is dependent upon the acquisition of profitable energy prospects. There are many companies participating in the oil and gas industry, many with greater resources. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow. We believe that we will be able to compete in this environment and will be able to find attractive investments; however, it is not possible to predict competition or the effect this will have on operations. Operations are also significantly affected by factors, which are outside our control, including the prices of oil and natural gas, environmental and governmental regulations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

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

Pangea is a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol "PAPO". We are an independent energy company focused on the exploration and development of oil and natural gas reserves, whose core business is directed to the development of oil and gas prospects in proven onshore production areas. Pangea is pursuing a development program designed to achieve profitability by distributing risk across multiple oil and gas projects. Pangea diversifies its risk by carefully identifying prospects that fit within strict parameters and by taking a minority working interest in each project. We devote essentially all of our resources to development of revenue producing activities by keeping overhead at a minimum level through the retention of carefully selected consultants, contractors and service companies.

Pangea is working to create shareholder value by using capital and proven technology to exploit energy prospects that are of minor interest to larger companies due to their size and location. We invest in projects at different levels of participation, generally as a minority owner, such that daily operating responsibility is in the hands of experienced, high quality partners and contractors. Producing properties may be resold as appropriate to establish and maintain optimum asset value.

Since its inception, we have recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended September 30, 2005, we reported a loss of $145,592 while a loss of $34,112 was reported for the three months ended September 30, 2004.

Our long-term viability as a going concern is dependent on certain key factors, as follows:

      - Our ability to continue to obtain sources of outside financing to allow the Company to continue to make strategic investments in new oil and gas well prospects.

      - Our ability to locate attractive development prospects, and coordinate with timely funding that will allow the Company to continue to increase oil and gas reserves and production.

      - Our ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

RESULTS OF OPERATIONS

During the third quarter of 2005, we reported $9,819 in revenue. This revenue is from the interest in four producing wells.

During the quarter Pangea participated in the successful drilling of a 10,000' Wilcox well in Colorado County, Texas. This project has been developed based on 3D seismic data and analysis of existing Wilcox formation in the area. Pangea has a 2.0% working interest and a 1.5% net interest in the prospect. The well encountered several attractive Wilcox, Yegua and Frio sands, based on wireline log readings. The primary Wilcox sands were tested in October with an excellent gas rate of 700 thousand cubic feet per day, however, excessive water production required the operator to perform a remedial squeeze procedure. After squeezing, the water rate was reduced substantially and the gas rate has only been able to be re-established at 180 to 200 thousand cubic feet per day. The operator is proceeding with further work designed to stimulate the higher initial production rate and Pangea will advise when that occurs. In addition to the current well, it is projected that one to three additional well locations can be developed to produce the Yegua and Frio sands encountered in the first well. Review for those locations is underway.

In this quarter, we sold our interest in the Panola County well to the operator. Production declined which resulted in the operator proposing a workover. We did not feel the workover was the preferable alternative or economically viable. The sale included transfer of future abandonment liability as well as sale of the rights to a recently proposed drilling location on the lease.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

OIL AND GAS PRODUCING ACTIVITIES

Pangea follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs (cost to acquire mineral interests in oil and gas properties) and costs (to drill and equip) of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves in commercial quantities, the costs associated with the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Management estimates the future liability for plugging and abandonment of the related wells. Accordingly, a net cost of $8,413 has been recorded for plugging and abandonment.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the average holding period. Capitalized costs of producing oil and gas properties after considering estimated dismantlement and abandonment costs and estimated salvage values are depreciated and depleted by the unit-of-production method. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in the statement of operations.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

OIL AND GAS REVENUES

Oil and gas revenues are recorded under the sales method. We recognize oil and gas revenues as production occurs. As a result, we accrue revenue relating to production for which we have not received payment.

Since its inception, we have suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THREE MONTHS ENDED SEPTEMBER 30, 2004.

The net loss of $145,592 for the three months ended September 30, 2005 increased by $111,480 from the net loss of $34,112 for the three months ended September 30, 2004. Most of this difference results from a one time payment received from a lawsuit settlement in 2004 that decreased the quarterly loss last year. Excluding this non-recurring revenue, the net loss increased by $31,480. This difference was due to annual meeting costs incurred in 2005 and to an increase in stock based compensation. The 2004 results in stock based compensation reflected a voluntary suspension of salary payments to executives in the second half of 2004, which were re-instated in 2005.

Pangea generated revenue from the participation in ongoing oil and gas wells in the amount of $9,819 for the three months ended September 30, 2005, compared to $23,268 in revenue in the three months ended September 30, 2004. This revenue decrease resulted from production problems from one of the key producing wells during the 2nd quarter of 2005. Total assets increased to $289,601 at September 30, 2005 compared to $230,746 at December 31, 2004. This increase is primarily reflected in an addition of prepaid expenses to $11,375 at September 30, 2005 and oil and gas properties (successful efforts method) which increased to $201,256 at September 30, 2005 compared to $179,204 at December 31, 2004.

Total liabilities at September 30, 2005 are $539,476 compared to $485,030 at December 31, 2004, which is an increase in total liabilities of $54,446. The increase in liabilities is primarily due to accrued interest on notes payable.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 TO NINE MONTHS ENDED SEPTEMBER 30, 2004.

The net loss of $245,575 for the nine months ended September 30, 2005 decreased by $195,529 from the net loss of $441,104 for the nine months ended September 30, 2004. The large decrease is directly attributable to a decrease in dry hole costs in 2005 versus 2004.

We generated revenue of $41,658 for the nine months ended September 30, 2005 compared $61,048 in the nine months ended September 30, 2004. This decrease in revenue reflects a drop in production during the quarter that was partially offset by slightly higher contract oil and gas prices in 2005 versus 2004. Total assets increased to $289,601 at September 30, 2005 compared to $230,746 at December 31, 2004. This is primarily reflected in an increase in cash to $104,490 at September 30, 2005 compared to $54,457 at December 31, 2004 and the increased value of oil and gas properties to $201,256 at September 30, 2005 from $179,204 at December 31, 2004.


LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $28,319 for the quarter ended September 30, 2005 related primarily to professional fees and expenses on producing wells. We are currently generating revenue from four wells but are not able to generate positive cash flow from operations for the nine months ended September 30, 2005. We utilized cash from financing activities to fund investing activities in 2004. The net cash from financing activities decreased year-to-date in 2005 to $100,404 from $201,000 at December 31, 2004. We intend to continue investing in additional oil and gas projects but will need additional private placements, debt financing or equity investment in order to participate fully and at the levels we intend. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure its long-term viability.


OUTLOOK

Pangea has identified additional prospects scheduled for drilling in 2005 in Henderson County Texas, Colorado County, Texas, Panola County, Texas and De Witt County Texas. We are also in the process of evaluating several additional prospects for 2005.

Henderson County, Texas is an 11,500' test in the Rodessa and Pettit with a secondary objective in the Upper Travis Peak. The first well has the potential to prove up an additional well in the fault trap and, if successful, will lead to drilling in four additional analogous fault blocks on the leased acreage. Pangea expects to have a 2% working interest and 1.54% net interest in the first well. We are still evaluating the well and if participation is taken as currently expected that drilling will not proceed until early 2006.

Colorado County, Texas is a 10,050' test of the Wilcox. This project has been developed based on 3D seismic data and analysis of existing Wilcox formation in the area. Pangea has a 2.0% working interest and a 1.5% net interest in the prospect. The operator has prepared the well location and has contracted the drilling rig. The well is currently scheduled to be drilled in December with completion likely in early 2006.

Colorado County, Texas is a 5,000' test of the Frio. This project has been developed based on 3D seismic data and analysis that shows at least two Frio objectives in the area. Pangea has a 3.0% working interest and a 2.25% net interest in the prospect. The well also has several potential additional locations in the Frio if the first well is successful.
 The well is ready to drill and the drilling contractor indicates that the well should be drilled prior to the end of 2005.

De Witt County, Texas is a 4800' test of several stacked Yegua objectives identified by 3D seismic data. The prospect is on trend with existing Yegua production and there is considerable shallow Frio and Miocene production that appears in the area. Two recent 3D wells to the south back up the seismic analysis on the prospect, and if successful, the lease could provide a follow-up location. Pangea has committed to a 6.67% working interest and a 5% net interest in the prospect. It is expected that rig availability will allow this well to be drilled in the fourth quarter 2005.

Pangea is actively reviewing additional prospects in Texas and Louisiana to add new wells to the prospect list. We are continuing our strategy of evaluating primarily shallow, onshore oil and gas projects that avoid investing in "wildcat" or exploratory wells. Focus remains on investing in development well prospects that are supported by seismic data, proven production from the surrounding area, and good information from adjacent wells. Additionally, Pangea will continue to diversify our risk by taking a minority working interest in the prospects such that we are not dependent on any one project or highly impacted by an unsuccessful well. The ability to invest further will be heavily dependent on securing additional capital from investors or debt financing. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.

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


                           PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items3, and 5 are omitted.

ITEM 1.  LEGAL PROCEDINGS

On May 7, 2004, the Company was awarded $158,000.00 in its arbitration claim against Clay Exploration, Inc. and Joseph W. Shunta pertaining to a well interest in Duval County, Texas. On September 8, 2004, Pangea entered into a settlement agreement with Clay Exploration whereby Clay agreed to pay Pangea $80,000 and release Pangea from any claims, in exchange for a full release from Pangea. The amount was paid in the 3rd quarter 2004. Pangea has entered into two Forbearance Agreements with Joseph W. Shunta. The first agreement was executed in December 2004 and provided a payment period from January 2005 to June 2005. The second signed Forbearance Agreement is dated March 23, 2005 and extends the payment period to December 2005. Mr. Shunta agreed to withdraw an appeal of the judgment confirming the award, allowing the judgment to become final. He also agreed to pay $2,000 per month for the 12 month period while he arranges to pay the balance of the judgment. In exchange, Pangea agreed to refrain from executing property liens filed by Pangea on Mr. Shunta's real estate holdings during the Forbearance period. In addition, Pangea has agreed to release liens so that Mr. Shunta could sell two of the properties that had negative cash flow and no net asset value in exchange for an additional $2,000 payment. Pangea is continuing to work with Mr. Shunta to fully satisfy the entire claim amount. As of November 7, 2005 $8000 has been paid by Mr. Shunta; however, at this time it is uncertain as to whether the full amount of the settlement due will be collected.

As of the date hereof, Pangea is not a party to any further legal proceedings, and none are known to be contemplated against Pangea.



ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During our quarter ended September 30, 2005, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.

During the three months ended September 30, 2005, we issued 8,300,000 shares under a re-priced warrant exercise agreement, which included the issuance of 3,700,000 shares for exercise of warrants for $72,000. A total of 15,423,816 shares of common stock were issued to two employees and two outside consultants and recognized total compensation expense of $88,600.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pangea Petroleum held it's Stockholder Meeting on July 20, 2005 at the our corporate offices located at 9801 Westheimer, Suite 302, Houston, Texas 77042 at 2:00 PM.

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

Votes representing 158,988,071 shares of Common Stock were cast and the following persons received the number of votes set opposite their respective names, to wit:

                              FOR          WITHHELD
Charles B. Pollock       156,208,621      2,779,450
Mark F. Weller           156,302,256      2,685,815
Edward R. Skaggs         156,356,256      2,631,815

Our Stockholders voted to ratify the appointment of the Board of Director's selection of Ham, Langston & Brezina to serve as the Corporation's independent public accountants for the fiscal year ending December 31, 2005 and for subsequent financial statements until their successors have been duly qualified. Votes representing 158,362,266 shares were cast For and 557,105 shares were cast Against and 68,700 shares Abstained from voting on the approval of Ham, Langston and Brezina as independent public accountants for the Corporation for the year 2003.

Votes representing 151,402,611 shares were cast For and 7,544,160 shares were cast Against and 41,300 shares Abstained from voting on the approval the amendment to the Articles of Incorporation to increase the number of authorized shares from 210,000,000 shares to 510,000,000 shares.

Votes representing 94,833,606 shares were cast For and 5,990,140 shares were cast Against and 15,516,438 shares Abstained from voting on the resolution to approve the Equity Compensation Plan.


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


      PANGEA PETROLEUM CORPORATION


       By:  /s/ Charles B.  Pollock                     Date: November 11, 2005
            -----------------------------
            Charles B.  Pollock,
            Chairman of the Board and
            Chief Executive Officer

                          PANGEA PETROLEUM CORPORATION
                                   ----------





              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS for the three months and nine months ended September 30, 2005 and 2004

                          PANGEA PETROLEUM CORPORATION
                                TABLE OF CONTENTS
                                   ----------



                                                                                      Page
                                                                                      ----
Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheets as of September 30, 2005
    and December 31, 2004                                                              F-3

  Unaudited Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 2005
    and 2004                                                                           F-4

  Unaudited Consolidated Condensed Statements of Stockholders'
    Equity for the nine months ended September 30, 2005                                F-5

  Unaudited Consolidated Condensed Statements of Cash Flows
    for the nine months ended September 30, 2005 and 2004                              F-6

Notes to Unaudited Consolidated Condensed Financial Statements                         F-7

                          PANGEA PETROLEUM CORPORATION
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                    September 30, 2005 and December 31, 2004
                                   ----------

                                                                     September 30,       December 31,
                                                                        2005                 2004
     ASSETS                                                          (Unaudited)            (Note)
                                                                     -----------         -----------
Current assets:
  Cash                                                               $   104,490         $    54,457
  Accounts receivable                                                      8,460              10,877
  Payroll taxes refundable                                                 9,879               9,879
  Prepaid expenses                                                        11,375                -
                                                                     -----------         -----------

    Total current assets                                                 134,204              75,213
                                                                     -----------         -----------
Property and equipment:
  Oil and gas properties (successful efforts method)                     201,256             179,204
  Other property and equipment                                            18,174              18,174
  Less accumulated depletion, depreciation and amortization              (64,033)            (41,845)
                                                                     -----------         -----------

    Net property and equipment                                           155,397             155,533
                                                                     -----------         -----------

      Total assets                                                   $   289,601         $   230,746
                                                                     ===========         ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                   $     3,505         $     2,138
  Accrued liabilities                                                     97,505              44,426
  Notes payable to related parties                                       430,053             415,053
                                                                     -----------         -----------

    Total current liabilities                                            531,063             461,617

Obligation for dismantlement and disposal activities                       8,413               8,413

Notes payable to related parties, net of current portion                    -                 15,000
                                                                     -----------         -----------

    Total liabilities                                                    539,476             485,030
                                                                     -----------         -----------
Commitments and contingencies

Stockholders' deficit:
  Preferred stock: $.001 par value; 10,000,000 shares authorized            -                   -
  Common stock: $.001 par value; 500,000,000 shares authorized;
    208,743,662 and 175,694,413 shares issued and outstanding at
    September 30, 2005 and December 31, 2004, respectively               208,743             175,694
  Additional paid-in capital                                          16,829,674          16,614,739
  Unissued common stock: 1,440,500 shares                                192,833             192,833
  Deferred compensation                                                     -                 (2,000)
  Accumulated deficit                                                (17,481,125)        (17,235,550)
                                                                     -----------         ------------

    Total stockholders' deficit                                         (249,875)           (254,284)
                                                                     ------------        -----------

      Total liabilities and stockholders' deficit                    $   289,601         $   230,746
                                                                     ============        ===========

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                          PANGEA PETROLEUM CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
     for the three months and nine months ended September 30, 2005 and 2004
                                   ----------


                                                              Three Months Ended               Nine Months Ended
                                                                September 30,                     September 30,
                                                              2005            2004             2005             2004
                                                           -----------     ----------       -----------     -----------
Revenue                                                    $     9,819     $   23,268       $    41,658     $    61,048
                                                           -----------     ----------       -----------     -----------
Costs and expenses:
  Lease operating expenses                                       4,044          2,276             7,095           5,632
  Production taxes                                                 513          1,470             3,810           4,432
  Selling, general and administrative,
    excluding stock-based compensation                          54,285         22,697            99,030         119,606
  Stock based compensation                                      88,600         95,394           126,680         314,973
  Depreciation, depletion and amortization                      (3,858)         3,743            22,189           9,893
  Dry hole costs                                                  -               -             -               105,909
                                                           -----------     ----------    -----------        -----------

    Total costs and expenses                                   143,584        125,580           258,804         560,445
                                                           -----------     ----------       -----------     -----------

Loss from operations                                          (133,765)      (102,312))        (217,146)       (499,397)
                                                           -----------     -----------      -----------     -----------
Other income and (expenses):
  Interest income                                                 -               -                -              6,104
  Other income                                                    -            80,000             8,000          82,500
  Interest expense                                             (11,827)       (11,800)          (36,429)        (30,311)
                                                           -----------     ----------       -----------     -----------

    Total other income and (expenses), net                      11,827)        68,200           (28,429)         58,293
                                                           -----------     ----------       -----------     -----------

        Net loss                                           $  (145,592)    $  (34,112)      $  (245,575)    $  (441,104)
                                                           ===========     ==========       ===========     ===========

Basic and diluted net loss per common share                $     (0.00)    $    (0.00)      $     (0.00)    $     (0.00)
                                                           ===========     ==========       ===========     ===========

Weighted average common shares                             193,569,248     166,335,589      185,014,801     149,244,983
                                                           ===========     ===========      ============    ===========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                          PANGEA PETROLEUM CORPORATION
       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                  for the nine months ended September 30, 2005
                                   ----------


                                                                         Additional        Unissued
                                               Common Stock               Paid-In           Common
                                          Shares          Amount          Capital           Stock
                                       -----------     ------------     ------------     ------------
Balance at December 31, 2004           175,694,413     $    175,694     $ 16,614,739     $    192,833

Common stock issued for cash            15,785,000           15,785           81,215             --

Common stock issued to compensate
  employees and consultants             15,423,816           15,424          112,656             --

Common stock issued for exercise
  of warrants                              340,433              340            3,064             --

Common stock issued for profes-
  sional fees                            1,500,000            1,500           18,000             --

Net loss                                      --               --               --               --
                                       -----------     ------------     ------------     ------------
Balance at September 30, 2005          208,743,662     $    208,743     $ 16,829,674     $    192,833
                                       ===========     ============     ============     ============

                                                                                  Total
                                                                              Stockholders'
                                           Accumulated         Deferred           Equity
                                             Deficit         Compensation        (Deficit)
                                           ------------      -------------     ------------
Balance at December 31, 2004               $(17,235,550)     $     (2,000)     $   (254,284)

Common stock issued for cash                       --                --              97,000

Common stock issued to compensate
  employees and consultants                        --               2,000           130,080

Common stock issued for exercise
  of warrants                                      --                --               3,404

Common stock issued for profes-
  sional fees                                      --                --              19,500

Net loss                                       (245,575)             --            (245,575)
                                           ------------      -------------     ------------
Balance at September 30, 2005              $(17,481,125)             --        $   (249,875)
                                           ============      =============     ============



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                          PANGEA PETROLEUM CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 2005 and 2004
                                   ----------


                                                        2005           2004
                                                     ---------      ---------
Cash flows from operating activities:
  Net loss                                           $(245,575)     $(441,104)
  Adjustments to reconcile net loss to net cash
    used in operating activities                       217,256        462,367
                                                     ---------      ---------

      Net cash used in operating activities            (28,319)        21,263
                                                     ---------      ---------

Cash flows from investing activities:
  Capital and exploratory expenditures                 (22,052)      (165,893)
                                                     ---------      ---------

      Net cash used in investing activities            (22,052)      (165,893)
                                                     ---------      ---------

Cash flows from financing activities:
  Proceeds from the sale of common stock               100,404        186,000
  Proceeds from notes payable to related parties          --           15,000
                                                     ---------      ---------

      Net cash provided by financing activities        100,404        201,000
                                                     ---------      ---------

Net increase in cash and cash equivalents               50,033         56,370

Cash and cash equivalents at beginning of period        54,457          1,890
                                                     ---------      ---------

Cash and cash equivalents at end of period           $ 104,490      $  58,260
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

3.     Interim Financial Statements

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the respective full years.

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

4.     Going Concern Considerations

       Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the nine months ended September 30, 2005 and 2004, the Company reported net losses of $245,575 and $441,104 respectively.

       Continuing negative operating results produced a working capital deficit of $396,859 as of September 30, 2005.

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

5.    Income Taxes

       The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of September 30, 2005, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $6,472,000 which expire in various tax years through 2024. Under the provisions of Section 382 of the Internal Revenue Code, the net operating loss carryforwards attributable to a former subsidiary and other losses incurred prior to the ownership change in the Company when it recapitalized in 2000 will severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be unable to take full advantage of a substantial portion of its NOL for federal income tax purposes should the Company generate taxable income.

       The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the nine months ended September 30, 2005 and 2004 relates primarily to increases in the valuation allowances for deferred tax assets related to net operating losses and non deductible stock based compensation.

6.     Stockholders' Equity

       During the nine months ended September 30, 2005, the Company engaged in various transactions affecting stockholders' equity, as follows:

            o Issued 2,785,000 shares of common stock to individuals under private placement agreements and received total proceeds of $25,000. In connection with the issuance of 2,285,000 shares, the Company also issued 1,370,000 five-year warrants to acquire shares of the Company's common stock at $0.007 per share.

            o Issued 8,300,000 shares under a re-priced warrant agreement, which included the issuance of 3,700,000 shares for exercise of the warrants for cash for $72,000.

            o Issued 340,433 shares of common stock for $3,404 upon exercise of stock warrants.

            o Issued 15,423,816 shares of common stock to employees and recognized compensation expense of $88,600.

            o Issued 1,000,000 shares of common stock to related party consultants and recognized consulting expense of $10,000.

            o Issued 1,500,000 shares of common stock to outside consultants and recognized consulting expense of $8,126 and recorded prepaid expenses of $11,374.

                          PANGEA PETROLEUM CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   ----------

7.     Related Party Transactions

       During the nine months ended September 30, 2005, the Company issued 1,000,000 shares of common stock and recognized consulting fees of $10,000 under consulting agreements with stockholders to provide record-keeping and other administrative services

       In addition to the transactions and balances described above, the Company has various related party notes payable at September 30, 2005 totaling $430,053 and related accrued interest of $79,524.

8.     Non Employee Director Compensation

       Effective July 1, 2005, the Company's board of directors approved compensation for non employee directors of 100,000 common shares per quarter and 100,000 common shares per meeting. Also the board approved compensation for non board member officers who participate in the board meetings of 100,000 common shares per meeting. During the nine months ended September 30, 2005, the Company issued 300,000 shares valued at $3,000.