Form 10KSB
period 2005-12-31
PANGEA PETROLEUM CORP
filed 2006-03-31
CIK 1077319

UNITED STATES SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              For Fiscal Year Ended
                                December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| ] No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Revenues for year ended December 31, 2005: $57,360. Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 8, 2006 was $3,078,964 Number of shares of the registrant's common stock outstanding as of March 8, 2006 was 266,059,538.

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

Item 8B. Other Information

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits

Item 14. Principal Accountant Fees and Services

                                   SIGNATURES

                            FORWARD LOOKING STATEMENT

We are including the following cautionary statement in this Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that could cause actual results to differ materially from those discussed in the forward-looking statements: our dependence on limited cash resources, dependence on certain key personnel within the Company, and the ability to raise additional capital; our ability to secure leases for our oil and gas projects; our ability to obtain acceptable forms and amounts of financing; the demand for, and price level of, our products and services; competitive factors; the ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; the ability to protect proprietary technology; the dependence on key personnel; and the effect of business interruption due to political unrest; oil and gas prices; and our ability to efficiently manage our operations. In addition, our ability to generate long-term value for the common stockholder is dependent upon the acquisition of profitable energy prospects. There are many companies participating in the oil and gas industry, many with greater resources. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow. We believe that we will be able to compete in this environment and will be able to find attractive investments; however, it is not possible to predict competition or the effect this will have on operations. Operations are also significantly affected by factors, which are outside our control, including the prices of oil and natural gas, environmental and governmental regulations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION ABOUT PANGEA

Pangea Petroleum Corporation is a Colorado corporation that was organized on March 11, 1997. Our principle executive office is located at 9801 Westheimer, Suite 302, Houston, Texas 77042. Our company website can be viewed at www.pangeapetroleum.com. We are a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol "PAPO". We currently have no subsidiaries.

BUSINESS STRATEGY

Pangea is an independent energy company focused on exploration and development of oil and natural gas reserves, whose core business is directed to the development of oil and gas prospects in proven onshore production areas. Pangea is pursuing a development program designed to achieve profitability by distributing risk across multiple oil and gas projects. We diversify our risk by carefully identifying prospects that fit within strict parameters and by taking a minority working interest in each project. We devotes essentially all of it resources to development of revenue producing activities by keeping its overhead at a minimum level through the retention of carefully selected consultants, contractors and service companies.

Pangea projects are focused on low risk development type drilling. Each project is screened looking at depth, seismic data available, surrounding production from similar wells, and proximity to infrastructure. We seek to hold a minority non-operating interest in the projects and, thus, also closely examine the project operator to determine that they have the experience and operating philosophy that is consistent with Pangea quality expectations. Finally the well drilling cost and upfront cost to buy in to the prospect are estimated.

Our evaluation structure compares high, most likely, and low production and price scenarios to rank projects for investment. Our overall Business Plan employs the same technique for price and production, and in addition, uses high, most likely and low scenarios to factor in a projection for the number of potential dry holes that may be encountered in the drilling program each year.

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

To date Pangea has chosen to focus its acquisition, exploration, and development activities primarily in the Gulf Coast region. This region is characterized by long-lived gas reserves with predictable and relatively low production depletion rates, multiple geologic targets that decrease drilling risk, strong natural gas prices, lower service costs than in more competitive or remote basins, a favorable regulatory environment that encourages active drilling efforts, and virtually no federal land or land access impediments. Management believes that by continuing to identify projects that fit the company's investment and production criteria, we have a strategy that will enhance production and cash flow and optimize the use of our investment capital.

We are managed by a small experienced team focused on finding and structuring attractive oil and gas investment opportunities. Our goal is to create long-term value for our investors by building a significant onshore oil and natural gas reserve base.

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

RISK FACTORS

GOING CONCERN RISK

We have had and could have in the future losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

In Note #2 to our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, we have suffered recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2005 and 2004, we reported net income and losses and negative cash flows from operations as follows:

                                                           2005          2004
                                                        ---------     ---------
Net Income (loss)                                       $(542,737)    $ 927,924
Net Loss from continuing operations                     $(542,737)    $(547,217)
Cash flow provided by
      continuing operations                             $     562     $  29,724

Our continuing negative operating results have produced a working capital deficit of $487,381 at December 31, 2005. This is an increase compared to a working capital deficit of $392,054 at December 31, 2004, and reflects the additional loss from 2005 operations. The above factors represent a substantial improvement over year 2003 performance; however the net loss from continuing operations continues to raise doubt about our ability to fully establish ourselves as a going concern.

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

The production technology in the petroleum industry has improved tremendously in recent years; however commercial quantities of oil and gas are frequently left in place when fields are abandoned. This is particularly true in older reservoirs that were abandoned before modern technologies were available. Additionally, the economic level of interest varies with company size. A small company such as Pangea can successfully exploit a field that is not of interest to a major oil and gas company.

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

JOINT OPERATIONS; NON-OPERATOR STATUS

Pangea owns less than 100% of the working interest in our oil and gas holdings. Operations are conducted jointly with other working interest owners. Joint operating arrangements are customary in the oil and gas industry and are governed by a joint operating agreement whereby a single working interest owner is designated the operator. On properties where we own less than 50% of the working interest, drilling and operating decisions will not be entirely within our control. If we disagree with the decision of a majority of working interest owners, we may be required, among other things, to postpone the proposed activity or decline to participate. If we decline to participate, we might be required to relinquish our interest or may be subject to certain non-consent penalties, as provided in the applicable operating agreement. Such penalties typically allow participating working interest owners to recover from the proceeds of production, if any, an amount equal to 100%- 400% of the new investment. Under most operating agreements, the operator is given direct and full control over all operations on the property and is obligated to conduct operations in a workman-like manner; however the operator is usually not liable to the working interest owners for losses sustained or for liabilities incurred, except those resulting from its own gross negligence or willful misconduct. Each working interest owner is liable for its share of the costs of developing and operating jointly owned properties. The operator is required to pay the expenses of developing and operating the property and will invoice working interest owners for their proportionate share of such costs. In instances where we are a non-operating working interest owner, we may have a limited ability to exercise control over operations and the associated costs of such operations. The success of our investment in such non-operated activities may, therefore, be dependent upon a number of facts that are outside of our direct control.

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

EMPLOYEES

As of March 8, 2006, Pangea had two full-time employees, including executive officers, non-executive officers, secretarial and clerical personnel and field personnel. Pangea also retains independent geological and engineering consultants and administrative assistance on a limited basis and expects to continue to do so in the future.

ITEM 2. DESCRIPTION OF PROPERTY

Pangea's principal executive offices are located at 9801 Westheimer, Suite 302, Houston, Texas 77042 in approximately 140 square feet of office space that is leased on a one-year contract basis expiring March 31, 2005 for $687.52 per month. The Company has renewed the lease for another year at a rate of $712.52 per month. The new lease expires on March 31, 2006. On March 15, 2006, we signed an agreement to renew for one year at $762.52. We believe that this office space is adequate for our present and future needs.

ITEM 3. LEGAL PROCEEDINGS

On May 7, 2004, the Company was awarded $158,000.00 in its arbitration claim against Clay Exploration, Inc. and Joseph W. Shunta pertaining to a well interest in Duval County, Texas. On September 8, 2004, Pangea entered into a settlement agreement with Clay Exploration whereby Clay agreed to pay Pangea $80,000 and release Pangea from any claims, in exchange for a full release from Pangea. The amount was paid in the third quarter 2004. Pangea has entered into two Forbearance Agreements with Joseph W. Shunta. The first agreement was executed in December 2004 and provided a payment period from January 2005 to June 2005. The second signed Forbearance Agreement is dated March 23, 2005 and extends the payment period to December 2005. Mr. Shunta agreed to withdraw an appeal of the judgment confirming the award, allowing the judgment to become final. He also agreed to pay $2,000 per month for the 12 month period while he arranges to pay the balance of the judgment. In exchange, Pangea agreed to refrain from executing property liens filed by Pangea on Mr. Shunta's real estate holdings during the Forbearance period. In addition, Pangea has agreed to release liens so that Mr. Shunta could sell two of the properties that had negative cash flow and no net asset value in exchange for an additional $2,000 payment. Pangea is continuing to work with Mr. Shunta to fully satisfy the entire claim amount. As of December 31, 2005, at total of $8000 has been paid by Mr. Shunta; however, at this time it is uncertain as to whether the full amount of the settlement due will be collected. We are currently evaluating our legal option to pursue collections in this matter.

As of the date hereof, Pangea is not a party to any further legal proceedings, and none are known to be contemplated against Pangea.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Stockholders Meeting on July 20, 2005 at our corporate offices located at 9801 Westheimer, Suite 302, Houston, Texas 77042 at 2:00 PM.

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

Our Stockholders voted to ratify the appointment of the Board of Director's selection of Ham, Langston & Brezina to serve as the Corporation's independent public accountants for the fiscal year ending December 31, 2005 and for subsequent financial statements until their successors have been duly qualified. Votes representing 158,362,266 shares were cast For and 557,105 shares were cast Against and 68,700 shares Abstained from voting on the approval of Ham, Langston and Brezina as independent public accountants for the Corporation for the year 2005.

Votes representing 151,402,611 shares were cast For and 7,544,160 shares were cast Against and 41,300 shares Abstained from voting on the approval the Amendment to the Articles of Incorporation to increase the number of authorized shares from 210,000,000 shares to 510,000,000 shares.

Votes representing 94,833,606 shares were cast For and 5,990,140 shares were cast Against and 15,516,438 shares Abstained from voting on the resolution to approve the 2005 Equity Compensation Plan. Further information is disclosed on
Item 5 below.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 8, 2006, Pangea had 266,059,538 shares of common stock outstanding and had approximately 4,914 certificate stockholders of record.

The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for 2004 and 2005. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                          Period           High          Low
                          ------         --------     --------

                           2004

First Quarter                             .0195        .011
Second Quarter                            .018         .007
Third Quarter                             .013         .0042
Fourth Quarter                            .0091        .005

                           2005

First Quarter                             .034         .006
Second Quarter                            .021         .008
Third Quarter                             .015         .008
Fourth Quarter                            .054         .0081

The closing price of our common stock was $0.02 per share on March 8, 2006. There were approximately 4,914 certificate shareholders of record as of March 8, 2006.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS FOR FISCAL YEAR ENDED DECEMBER 31, 2005

                                                                                          Number of Securities
                                                                                          remaining available for
                                Number of Securities to be                                future issuance under
                                issued upon exercise of      Weighted-average price of    equity compensation
                                outstanding options,         outstanding options          plans(excluding securities
                                warrants and rights          warrants and rights          reflected in column (a))
                                            (a)                          (b)                          (c)
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders            25,000,000                      $0.11                     15,777,624
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                 0                            0                            0
--------------------------------------------------------------------------------------------------------------------
TOTAL                                   25,000,000                      $0.11                     15,777,624

On July 20, 2005, our shareholders approved the 2005 Equity Compensation Plan. The purpose of the Plan is to further the interests of the Corporation and the stockholders by providing incentives in the form of stock to key employees, consultants and Directors who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such a person a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The Plan also compensates consultants for their work for the Corporation. The Plan will be administered by the Board of Directors. The Board of Directors has exclusive power to select the participants in the Plan, to establish the terms of the stock granted to each participant, and to make all determinations necessary or advisable under the Plan. The maximum number of shares of common stock that may be granted or optioned and sold under the Plan is 25,000,000.

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

                                     PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

GENERAL

We are an independent energy company focused on exploration and development of oil and natural gas reserves in the onshore United States, primarily on the Gulf Coast. We have crafted a business model specifically designed to exploit the unique opportunities currently available to small companies in the domestic oil and gas industry. Pangea's basic philosophy is that it will maximize potential success by focusing on shallow, less expensive prospects with quality data. Through the development of strong relationships with industry partners, Pangea has been able to assemble a large pool of prospect opportunities, which have been rigorously evaluated to identify the best possible drilling candidates. Finally, management believes that, while not all wells will be successful, there is a relationship between the number of potential prospects drilled and the rate of success enjoyed, such that the more wells the Company drills, the more chances we have for success. For this reason Pangea takes a minority position in each well, so that within the available funds, the number of wells drilled can be increased.

RESULTS OF OPERATIONS

We participated in drilling three wells in 2005. Two of those wells are producing and one well encountered sub-commercial reserves and was abandoned as a dry hole. This resulted in a 66% success rate, which is above the Company's target success rate of 50% and well above the 33% rate we achieved in 2004. Production in 2005 was down 32% to 8.6 million cubic feet of gas equivalent, versus 12.6 million cubic feet in 2004. The successful drilling in 2005 was partially offset by larger than anticipated production declines in two of the producing areas. Pangea was also successful in replacing 102% of reserves produced in 2005. However, overall reserves in 2005 declined to 36.2 million cubic feet of gas equivalent as of December 31, 2005, from 76.7 million cubic feet as of December 31, 2004 due to adjustments primarily resulting from greater than expected declines in the Company's Liberty County, Texas well. Results from the three wells drilled in 2005, are discussed below;

We participated in drilling two wells in San Patricio County, Texas, one of which was in 2005. The projects were based on 3D seismic data in the Miocene sands. These wells are in a prolific Miocene production zone and were designed to drill into potentially unproduced channel sands in the area. The first well was drilled in December 2004 and encountered a productive sand. The well was completed in January 2005 and placed on production at the rate of 130 MCFD. The second well was drilled to the Miocene in February 2005. This well encountered the expected intervals with the analysis that they contained sub-commercial reserves. The second well was abandoned without attempting a completion. Pangea has a 4.25% working interest and a 3.275% net interest in the project area.

During the third quarter 2005, we participated in the successful drilling of a 10,000' Wilcox well in Colorado County, Texas. This project was developed based on 3D seismic data and analysis of existing Wilcox formation in the area. We have a 2.0% working interest and a 1.5% net interest in the prospect. The well encountered several attractive Wilcox, Yegua and Frio sands, based on wireline log readings. The primary Wilcox sands were tested in October 2005 with a gas rate of 700 thousand cubic feet per day; however, excessive water production required the operator to perform a squeeze procedure to attempt to reduce the water production. Following the squeeze, the water rate was not completely eliminated and the gas rate had only been re-established at 180 to 200 thousand cubic feet per day. The operator is proceeding with further work designed to stimulate the higher initial production rate by recompleting in the Yegua sand. This work is currently underway and has yielded 600-700 MCFD with a high water rate. Further work is being designed to reduce the water production. In addition, the drilling partners are evaluating two to three additional well locations that can offset the current well to produce from the Wilcox, Yegua and Frio sands encountered in the first well, but not able to be completed. Review for those locations should be completed in the first quarter 2006.

In the fourth quarter 2005, we participated in drilling a 5,000' test of the Frio well Colorado County, Texas. This project was developed based on 3D seismic data. The well encountered three Frio sands and a Miocene sand. The first Frio sand was placed on production in February 2006 at 200 MCFD. We have a 3.0% drilling interest and a 2.25% working interest in the prospect. The prospect area has several potential additional locations in the Frio and Miocene that are being evaluated for drilling.

In January 2005, we entered into an agreement with Titan Oil and Gas Corporation to purchase an interest in a Lavaca County, Texas well. This well is a 3500' Frio prospect that was successfully drilled and logged in January 2005. We have a 2.0% working interest and a 1.5% net interest in the prospect. The well was completed in February 2005 and had an extended production test at pipeline conditions and produced at the rate of 260 mcf per day. The well was placed on production in April 2005.

In the third quarter 2005, we sold our 3.75% interest in a Panola County, Texas well to the well operator. Production declines resulted in the operator proposing a workover that Pangea did not judge to be economically viable. The sale included the transfer of future abandonment liability along with one potential new well location, in which we were not planning on participating in once we received the drilling proposal.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

OIL AND GAS PRODUCING ACTIVITIES

Pangea follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs (cost to acquire mineral interests in oil and gas properties) and costs (to drill and equip) of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves in commercial quantities, the costs associated with the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Management estimates the future liability for plugging and abandonment of the related wells. Accordingly, a net cost of $7,943 has been recorded for plugging and abandonment.

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

OIL AND GAS REVENUES

Oil and gas revenues are recorded under the sales method. We recognized oil and gas revenues as production occurs. As a result, we accrued revenue relating to production for which we have not received payment.

Since our inception, we have suffered recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.

COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004.

Revenues were $57,360 in 2005 compared to revenue of $81,646 in 2004 reflecting a decrease of 64% or $24,286 in revenue in 2005. This decrease in revenue reflects a drop in production during the year that was partially offset by slightly higher contract oil and gas prices in 2005 versus 2004. During the fiscal year 2005 $101,046 was used for capital and exploratory expenditures compared to $178,157 in 2004 (using the successful effort method of accounting).

The $4,480 increase in the net loss from continuing operations to $542,737 for the year ended December 31, 2005 from $547,217 for the year ended December 31, 2004 is due to a few factors. Impairment of oil and gas properties decreased $172,763 in 2005. This was due to the dry hole costs recorded in 2004 for the drilled and abandoned wells of $195,742, while only $22,979 in dry hole costs and abandonment were recorded in 2005. This was partially offset by a decrease in other income reflected in 2004 and not received in 2005 and by a slight increase in Selling, General and Administrative including stock based compensation, which increased by $21,677 to $487,167 in 2005 compared to $465,490 in 2004. Also offsetting the improved dry hole cost were lease operating expenses increasing by $8,557 and DD&A increasing by $14,378 in 2005.

During the year ended December 31, 2005, we reported a net loss of $542,737 compared to a net profit of $927,924 for the year ended December 31, 2004. The net profit for the year ended December 31, 2004 was directly due to recognition in 2004 of a deferred gain on the 2002 sale of a discontinued exploration and production subsidiary, a non-recurring event.

LIQUIDITY AND CAPITAL RESOURCES

Our capital and exploratory expenditures of $101,046 for the fiscal year 2005 were used to invest in three wells. Two of the wells were generating revenue at year end. We have not been able to generate positive cash flow from operations. We utilized cash from financing activities and from monies received from settlement income to fund these investments. The net cash from financing activities decreased in 2005 to $100,404 from $201,000 in 2004. We intend to continue investing in additional oil and gas projects but will need additional financing activities, including private placements, debt financing or equity investment in order to participate fully and at the levels we intend. There can be no assurance that any of the plans developed by Pangea will produce cash flows sufficient to ensure its long-term viability.

Our long-term viability as a going concern is dependent on certain key factors, as follows:

      o Our ability to continue to obtain sources of outside financing that will supplement current income and allow us to continue to make strategic investments in new oil and gas well prospects.

      o Our ability to coordinate attractive development prospects, with timely funding that will allow us to continue to increase oil and gas reserves and production.

      o Our ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations as well as make timely new well investments.

RECENT FINANCING

In 2005, we received $100,404 from sales of our common stock from four investors.

2006 OUTLOOK

Pangea has identified additional prospects scheduled for drilling in 2006 in Colorado County, Texas; Brazoria County, Texas; White County, Illinois and Steuben County, New York. In addition we are monitoring activity in Henderson County, Texas and De Witt County, Texas for possible investment. We are also in the process of evaluating several additional prospects for inclusion in the 2006 program.

We participated in our first project during 2006 which was the drilling to the Wilcox in Colorado County, Texas. The well was drilled to 10,050' during January 2006 based on data developed from a 3D seismic survey and analysis of existing Wilcox formation in the area. The well found the target objective lower than anticipated in the geologic structure and was tested in three intervals and deemed sub-commercial. Further review is being conducted to see if any locations can be identified for drilling on the leases further up on the structure. Pangea has a 2.0% working interest and a 1.5% net interest in the prospect

On January 6, 2006 we acquired a 1.5% working interest in oil and gas leases located in Fort Bend County, Texas and a 2.5% working interest in oil and gas leases in Steuben County, New York, in a restricted stock transaction with Scully Oil and Gas. As consideration for the interests we issued 20,000,000 of our restricted common stock and will issue 10,000,000 warrants upon meeting certain revenue targets in the two projects.

      The Fort Bend County interest of 1.5% is a 421 acre project currently producing approximately 6500 barrels of oil per month from fifteen wells in the Miocene and Frio sands. Current plans call for the drilling of four additional wells in the next six months. Pangea will not receive revenue from the project until payout by the operator of drilling and acquisition expenses. Payout is currently expected before the end of 2006.

      The New York interest of 2.5% covers approximately 50,000 acres in Steuben County, New York. The project is currently shooting twenty-two square miles of 3-D seismic. Thus far there are two well defined drilling prospects in the Trenton Black River, and two leads identified in the Oriskany and Onandaga Reef sands. Additional seismic work is planned for 2006 and it is anticipated that drilling on the first well will commence in the second quarter.

On January 6, 2006 we purchased a 3% working interest and a 2.25% net interest in a prospect in White County, Illinois that encompasses approximately 880 acres. The primary target is the Warsaw Sand at 4200' with several secondary objectives present up to 3200'. The first well is anticipated to be drilled the first quarter of 2006 and will be drilled beyond the Warsaw to approximately 8500' to test a geologic feature in the Trenton Black River, which appears to be similar to the seismic features found in the successful producing areas in New York and Michigan.

In February 2005, Pangea purchased a 7% working interest in a re-entry workover in Brazoria County, Texas. The well was drilled in 2002 and experienced mechanical difficulty in the first of four zones in the Miocene sands. The logs indicate three additional sands behind pipe which will be sequentially completed for the project. Work is expected to begin prior to the end of the first quarter 2006.

Pangea is continuing to monitor additional projects for potential participation:

Henderson County, Texas is an 11,500' test in the Rodessa and Pettit with a secondary objective in the Upper Travis Peak. The first well has the potential for an additional well in the fault trap and, if successful, will lead to drilling in four additional analogous fault blocks on the leased acreage. If we participate in this project we expect to have a 2% working interest and 1.54% net interest in the first well. We are still evaluating the well and if participation is taken as currently expected, the drilling will not proceed until mid 2006.

De Witt County, Texas is a 4800' test of several stacked Yegua objectives identified by 3D seismic data. The prospect is on trend with existing Yegua production and there is considerable shallow Frio and Miocene production that appears in the area. Two recent 3D wells to the south back up the seismic analysis on the prospect and if successful, the lease could provide a follow-up location. Pangea plans to commit to a 6.67% working interest and a 5% net interest in the prospect. It is expected that rig availability will allow this well to be drilled in the fourth quarter 2006.

Pangea is actively reviewing additional prospects in Texas and Louisiana to add new wells to the prospect list. We are continuing our strategy of evaluating primarily shallow, onshore oil and gas projects that avoid investing in "wildcat" or exploratory wells. Focus remains on investing in development well prospects that are supported by seismic data, proven production from the surrounding area and positive information from adjacent wells. Additionally, Pangea will continue to diversify our risk by taking a minority working interest in the prospects such that we are not dependent on any one project or highly impacted by an unsuccessful well. The ability to invest further will be heavily dependent on securing additional capital from investors or debt financing. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.

OFF BALANCE SHEET ARRANGEMENT

During the year ended December 31, 2005, we had no off balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the company are set forth beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Charles B. Pollock, our Chief Executive Officer, and Scott Duncan, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of the end of the period covered by this report on Form 10-KSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages, and positions of the executive officers and directors of the Company:

Name                       Age                       Office
-------------------       -----        ------------------------------------
Charles B.  Pollock        66          Chief Executive Officer and Chairman
                                       of the Board of Directors

Mark F.  Weller            55          President and Director

Scott Duncan               39          Chief Financial Officer

Edward R.  Skaggs          40          Director

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

Mark F. Weller was appointed President and Director in March 2002. Mr. Weller was with Texaco, Inc. for over 30 years until his departure in early 2002. His last position with Texaco was as general manager for new project development for West Africa. His background includes all phases of oil and gas operations and development, both onshore and offshore on the U.S. gulf and west coasts, as well as international project development assignments. He holds a Bachelor of Science in mechanical engineering from the University of California, Davis.

Scott Duncan was appointed Chief Financial Officer in February 2003. Mr. Duncan has currently been employed as the cost accounting manager for Farouk Systems, a manufacturing company. From September 2001 to February 2004, Mr. Duncan handled financial and cost accounting for Goodman Manufacturing. From December 1998 to April 2001, Mr. Duncan was a Programmer Analyst with RHI Refractories America. From 1991 to December 1998, Mr. Duncan was the MIS Manager, Controller and Cost Accountant for Garlock. Mr. Duncan has a total of 8 years of experience in financial and cost accounting for manufacturing companies along with a total of 6 years of experience with computer programming. He is actively involved with various organizations offering accounting, programming and consulting services. He received a BBA in accounting from Southwest Texas State University in 1989 and his CPA license in 1992.

Edward R. Skaggs was appointed to our Board of Directors in December, 2000. Mr. Skaggs has worked for an investigative consulting firm, Skaggs & Associates since 1991. Mr. Skaggs has over 10 years of experience in investigations and security. In addition, he has extensive experience in retail management specifically dealing in personnel issues and security matters. He received a Bachelor of Arts degree in Political Science from Texas Tech University in 1992.

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

BOARD OF DIRECTORS

We do not currently have any standing committees, which we feel is adequate based on the size of our company.

PROCEDURES FOR SECURITY HOLDERS NOMINATION FOR BOARD OF DIRECTORS

There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

CODE OF ETHICS

During the third quarter 2004, we adopted a Code of Ethics, a copy which is attached as Exhibit 14.1.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

                  SUMMARY COMPENSATION TABLE

                                                                       Long Term Compensation
                                                       ----------------------------------------------------
                            Annual Compensation                        Awards                    Payouts
                    ---------------------------------- -------------------------------------- -------------
                                                                     Securities
                                                        Restricted   Underlying
                                          Other Annual     Stock      Options/        LTIP
Name and                  Salary   Bonus  Compensation   award(s)       SARs        Payouts      All Other
Principal Position  Year   ($)      ($)       ($)        (shares)       (#)           ($)      Compensation
------------------- ---- -------  ------ ------------- -----------  ----------- ------------- -------------
Charles B. Pollock
CEO and             2003   -0-(1)  -0-(2)      0       1,200,000(3)       0           -0-          -0-
Chairman of the     2004   -0-(5)  -0-         0       1,200,000(3)       0           -0-          -0-
Board of Directors  2005   -0-(7)  -0-         0       1,200,000(3)       0           -0-          -0-
------------------- ---- -------  ------ ------------- -----------  ----------- ------------- -------------
Mark F.  Weller
President and       2003   -0-(4)  -0-(2)      0       1,100,000(3)       0           -0-          -0-
Director            2004   -0-(6)  -0-         0       1,200,000(3)       0           -0-          -0-
                    2005   -0-(7)  -0-         0       1,200,000(3)       0           -0-          -0-
------------------- ---- -------  ------ ------------- -----------  ----------- -------------- -------------
Scott Duncan
CFO                 2003   -0-     -0-         0         465,000(4)       0           -0-          -0-
                    2004   -0-     -0-         0         480,000(4)       0           -0-          -0-
                    2005   -0-     -0-         0         280,000(4)       0           -0-          -0-

(1)   14,041,356 shares of common stock were issued in lieu of cash salary
(2)   Bonus of 200,000 restricted shares of common stock
(3)   Restricted shares pursuant to employment contract
(4)   11,666,724 shares of common stock were issued in lieu of cash salary
(5)   11,300,064 shares of common stock were issued in lieu of cash salary
(6)   10,170,056 shares of common stock were issued in lieu of cash salary
(7)   7,477,332 shares of common stock were issued in lieu of cash salary

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                  Individual Grants
------------------------------------------------------------ ------------------
                         Percent of
            Number of      Total
           Securities    Options /
           Underlying      SARs
            Options/    Granted to   Exercise
              SARs       Employees   of Base               Grant Date
             Granted     in Fiscal    Price   Expiration     Present
Name           (#)         Year      ($/sh)      Date       Value ($)
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
---------- ----------- ----------- ---------- ---------- ---------------

                       AGGREGATED OPTION/SAR EXERCISES IN
              LAST FISCAL YEAR AND FOR YEAR END OPTIONS/SAR VALUES

-------------- ------------ ---------------- ---------------- -------------
                                             Number of
                                             Securities       Value of
                                             Underlying       Unexercised In-
                                             Unexercised      The-Money
                                             Options/SARs     Options/SARs
                                             At Fiscal Year-  At Fiscal Year-
               Shares                        End (#)          End ($)
               Acquired on   Value Realized  Exercisable /    Exercisable /
Name           Exercise (#)  ($)             Unexercisable    Unexercisable
-------------- ------------ ---------------- ---------------- -------------
Charles B.
Pollock            -0-              -0-           -0-             -0-
-------------- ------------ ---------------- ---------------- -------------
Mark F.
Weller             -0-              -0-           -0-             -0-
-------------- ------------ ---------------- ---------------- -------------
Scott Duncan       -0-              -0-           -0-             -0-
-------------- ------------ ---------------- ---------------- -------------

EMPLOYMENT AGREEMENTS

We have entered into employment agreements with Mr. Charles Pollock and Mr. Mark Weller. The following sets forth the terms of the employment agreements:

Charles B. Pollock-On July 1, 2005, we entered into an employment agreement that expires on December 31, 2007, to act as our Chief Executive Officer. The employment agreement provides for a salary of $10,000 per month. Mr. Pollock may convert any or all salaries with accrued interest to common stock of the Company based on 30% off the average closing bid price during the month prior to the month being compensated. Additionally, the employment agreement provides for the issuance of 100,000 shares of restricted stock per month as part of the base salary compensation.

Mark F. Weller-On July 1, 2005, we entered into an employment agreement that expires on December 31, 2007, to act as our President. The employment agreement provides for a salary of $10,000 per month. Mr. Weller may convert any or all salaries with accrued interest to common stock of the Company based on 30% off the average closing bid price during the month prior to the month being compensated. Additionally, the employment agreement provides for the issuance of 100,000 shares of restricted stock per month as part of the base salary compensation.

On June 1, 2005, we entered into a consulting agreement with Mr. Scott Duncan as Chief Financial Officer to provide advice and services on financial matters pertaining to the Company's business including but not limited to SEC reports. The terms of his employment are based on payment in the form of the Company's common stock at the rate of 40,000 shares of our restricted common stock per month.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 8, 2006 with respect to the beneficial ownership of shares of the Company's common stock by
(i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company's common stock, (ii) each of our Directors,
(iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of March 8, 2006, there were 266,059,538 shares of the Company's common stock issued and outstanding.

----------------------------- ---------------------------------- -------------------------- -------------------------
                              Name and address of beneficial     Number of Shares of        Percentage of Common
Title of class                owner                              Common Stock               Stock (1)
----------------------------- ---------------------------------- -------------------------- -------------------------
Common Stock                  Charles B. Pollock                       68,643,688(2)                 25.8%
                              Chairman and CEO
                              9801 Westheimer, Suite 302
                              Houston, Texas  77042
----------------------------- ---------------------------------- -------------------------- -------------------------
Common Stock                  Mark F. Weller                            41,767,668                   15.7%
                              President and Director
                              9801 Westheimer, Suite 302
                              Houston, Texas  77042
----------------------------- ---------------------------------- -------------------------- -------------------------
Common Stock                  Scott Duncan                               1,100,000
                              CFO                                                                 less than 1%
                              9801 Westheimer, Suite 302
                              Houston, Texas  77042
----------------------------- ---------------------------------- -------------------------- -------------------------
Common Stock                  Edward Skaggs                               600,000
                              Director                                                            less than 1%
                              9801 Westheimer, Suite 302
                              Houston, Texas  77042
----------------------------- ---------------------------------- -------------------------- -------------------------
Common Stock                  All Officers and Directors as a           112,111,356                  41.5%
                              group (total of 4)
----------------------------- ---------------------------------- -------------------------- -------------------------

(1) Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 8, 2006. As of March 8, 2006 there were 266,059,538 shares of our common stock issued and outstanding.

(2) A total of 24,056,943 shares indirectly through spouse and 44,586,745 shares held directly by Mr. Pollock

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(A)   any of our directors or executive officers;

(B)   any nominee for election as one of our directors;

(C) any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D) any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph
      (A), (B) or (C) above.

At December 31, 2005, we had notes payable to related parties totaling $430,053. These include a note payable in the amount of $273,040 to Charles B. Pollock due December 31, 2005, a demand note payable in the amount of $89,184.45 to Mary Pollock, daughter of Charles B. Pollock and to Mark Weller in the amount of $52,829 due on December 31, 2005 and $15,000 due on June 28, 2006. These amounts have subsequently been updated after year end to properly include all accrued interest and now total $527,915. Charles B. Pollock now has a note payable in the amount of $323,315 due December 31, 2007. Mary Pollock has a note payable in the amount of $118,299 due December 31, 2007. Mark Weller now has a note payable in the amount of $86,301 due December 31, 2007.

We entered into a consulting agreement to provide record-keeping and other administrative services. During the years ended December 31, 2005 and 2004 the Company paid consideration under this record-keeping and administrative services agreement totaling $54,000 and $47,019, respectively. We paid for these services by issuing 7,000,000 and 4,836,448 shares of our common stock respectively.

ITEM 13. EXHIBITS

     Exhibit 10.1  --   Employment Agreement with Mark Weller

     Exhibit 10.2  --   Employment Agreement with Charles Pollock

     Exhibit 10.3  --   Consulting Agreement with Scott Duncan

     Exhibit 14.1  --   Pangea Petroleum Code of Ethics

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Ham, Langston & Brezina, L.L.P. billed us in the aggregate amount of $15,000 and $20,082 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-KSB for the year ended December 31, 2005 and December 31, 2004, respectively.

AUDIT-RELATED FEES

Ham, Langston & Brezina, L.L.P. did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2005 and December 31, 2004.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2005 and December 31, 2004, Ham, Langston & Brezina, L.L.P. did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal years ended December 31, 2005 and December 31, 2004, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX FEES

Ham, Langston & Brezina, L.L.P. billed us in the aggregate amount of $2,100 and $1,750 for professional services rendered for tax related services for the fiscal years ended December 31, 2005 and December 31, 2004, respectively.

ALL OTHER FEES

We were not billed for any other professional services for the fiscal year ended December 31, 2005.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2005 by Ham, Langston & Brezina, L.L.P. is compatible with maintaining Ham, Langston & Brezina, L.L.P.'s independence.

AUDITOR'S TIME ON TASK

All of the work expended by Ham, Langston & Brezina, L.L.P. on our December 31, 2005 audit was attributed to work performed by Ham, Langston & Brezina, L.L.P.'s full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on March 31, 2006.

PANGEA PETROLEUM CORPORATION

         By: /s/ Charles B. Pollock                         Date: March 31, 2006
             -------------------------------------
             Charles B.  Pollock,
             Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 31, 2006

By: /s/ Charles B. Pollock
---------------------------------
Charles B. Pollock, Chairman of the Board, and Chief Executive Officer

Date:  March 31, 2006
By: /s/ Scott Duncan
----------------------------------
Scott Duncan, Chief Financial Officer

Date: March 31, 2006
By: /s/ Mark Weller
----------------------------------
Mark Weller, President and Director

Date:  March 31, 2006
By: /s/ Edward R. Skaggs
----------------------------------
Edward R. Skaggs, Director

                          PANGEA PETROLEUM CORPORATION
                                   ----------
                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 for the years ended December 31, 2005 and 2004

                          PANGEA PETROLEUM CORPORATION
                                TABLE OF CONTENTS
                                   ----------

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-3

Financial Statements:

  Balance Sheet as of December 31, 2005                                      F-4

  Statements of Operations for the years
    ended December 31, 2005 and 2004                                         F-5

  Statements of Stockholders' Deficit for
    the years ended December 31, 2005 and 2004                               F-6

  Statements of Cash Flows for the years
    ended December 31, 2005 and 2004                                         F-8

Notes to Financial Statements                                                F-9

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Pangea Petroleum CorporationWe have audited the accompanying balance sheet of Pangea Petroleum Corporation as of December 31, 2005 and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pangea Petroleum Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, negative cash flows from operations and has a net capital deficiency at December 31, 2005 that raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Houston, Texas
March 15, 2006

                          PANGEA PETROLEUM CORPORATION
                                  BALANCE SHEET
                                December 31, 2005

ASSETS

Current assets:
  Cash                                                             $     56,377
  Accounts receivable                                                     2,136
  Payroll taxes refundable                                                9,879
  Prepaid expenses
                                                                          6,500
                                                                   ------------
    Total current assets
                                                                         74,892
                                                                   ------------

Property and equipment:
  Oil and gas properties (successful efforts method)                    242,086
  Other property and equipment                                           18,174
  Less accumulated depletion, depreciation and
   amortization                                                         (63,368)
                                                                   ------------

    Net property and equipment                                          196,892
                                                                   ------------

      Total assets                                                 $    271,784
                                                                   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                         $     40,309
  Accrued interest payable to related parties                            91,911
  Notes payable to related parties                                      430,053
                                                                   ------------

    Total current liabilities                                           562,273

Obligation for dismantlement and disposal activities                      7,943
                                                                   ------------

    Total liabilities                                                   570,216
                                                                   ------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock: $.001 par value; 10,000,000 shares
   authorized Common stock: $.001 par value; 500,000,000
   shares authorized; 222,676,886 and 175,694,413 shares
   issued and outstanding at December 31, 2005 and
   December 31, 2004, respectively                                      222,677
  Additional paid-in capital                                         17,257,178
  Deferred compensation                                                      --

  Accumulated deficit                                               (17,778,287)
                                                                   ------------

    Total stockholders' deficit                                        (298,432)
                                                                   ------------

      Total liabilities and stockholders' deficit                  $    271,784
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                          PANGEA PETROLEUM CORPORATION
                            STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2005 and 2004
                                   ----------

                                                      2005             2004
                                                 -------------    -------------
Revenue from operations                          $      57,360    $      81,646
                                                 -------------    -------------

Costs and expenses:
  Lease operating expenses                              13,559            5,002
  Production tax                                         7,312            5,844
  Selling, general and administrative,
    including stock based compensation                 487,167          465,490
  Impairment of oil and gas properties                  22,979          195,742
  Depletion, depreciation, and amortization             34,709           20,331
                                                 -------------    -------------

      Total costs and expenses                         565,726          692,409
                                                 -------------    -------------

         Loss from operations                         (508,366)        (610,763)
                                                 -------------    -------------

Other income and (expenses)
  Interest expense                                     (42,371)         (41,225)
  Settlement income                                      8,000           80,000
  Other income                                              --           24,771
                                                 -------------    -------------

      Other income and expenses, net                   (34,371)          63,546
                                                 -------------    -------------

         Loss from continuing operations              (542,737)        (547,217)

Recognition of deferred gain on sale of
  discontinuedexploration and production
  subsidiary                                                --        1,475,141
                                                 -------------    -------------

            Net income (loss)                    $    (542,737)   $     927,924
                                                 =============    =============
Basic and diluted net loss per common share:
  Continuing operations                          $       (0.00)   $       (0.00)
  Discontinued operations                                   --             0.01
                                                 -------------    -------------

        Net income (loss)                        $       (0.00)   $        0.01
                                                 =============    =============

Weighted average common shares                     193,782,389      151,886,501
                                                 =============    =============

   The accompanying notes are an integral part of these financial statements.

                          PANGEA PETROLEUM CORPORATION
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                 for the years ended December 31, 2004 and 2003
                                   ----------

                                                                 Additional     Unissued
                                            Common Stock           Paid-In       Common
                                       Shares         Amount       Capital        Stock
                                    ------------  ------------  ------------  ------------
Balance at December 31, 2003         117,665,959  $    117,666  $ 16,116,224  $    192,833

Common stock issued for cash          24,571,667        24,572       161,428            --

Common stock issued to compensate
 employees and consultants            30,893,235        30,893       265,483            --

Common stock issued for legal
 services                                563,552           563         3,967            --

Common stock issued for profes-
 sional fees                           2,000,000         2,000        34,000            --

Stock warrants issued for profes-
 sional services                              --            --        27,900            --

Stock warrants issued to originate
 debt                                         --            --         5,737            --

Write off of stock subscription
 receivable                                   --            --            --            --

Net income                                    --            --            --            --
                                    ------------  ------------  ------------  ------------

Balance at December 31, 2004         175,694,413  $    175,694  $ 16,614,739  $    192,833
                                    ============  ============  ============  ============

                                                      Stock                         Total
                                    Accumulated    Subscriptions    Deferred     Stockholders'
                                       Deficit      Receivable    Compensation     (Deficit)
                                    ------------   ------------   ------------   ------------
Balance at December 31, 2003        $(18,163,474)  $    (15,645)  $         --   $ (1,752,396)

Common stock issued for cash                  --             --             --        186,000

Common stock issued to compensate
 employees and consultants                    --             --         (2,000)       294,376

Common stock issued for legal
 services                                     --             --             --          4,530

Common stock issued for profes-
 sional fees                                  --             --             --         36,000

Stock warrants issued for profes-
 sional services                              --             --             --         27,900

Stock warrants issued to originate
 debt                                         --             --             --          5,737

Write off of stock subscription
 receivable                                   --         15,645             --         15,645

Net income                               927,924             --             --        927,924
                                    ------------   ------------   ------------   ------------

Balance at December 31, 2004        $(17,235,550)  $         --   $     (2,000)  $   (254,284)
                                    ============   ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                          PANGEA PETROLEUM CORPORATION
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                 for the years ended December 31, 2005 and 2004
                                   ----------

                                                               Additional     Unissued
                                          Common Stock           Paid-In       Common
                                      Shares        Amount       Capital        Stock
                                   ------------  ------------  ------------  ------------
Balance at December 31, 2004        175,694,413  $    175,694  $ 16,614,739  $    192,833

Common stock issued for cash         15,785,000        15,785        81,215            --

Common stock issued to compensate
  employees and consultants          28,134,664        28,135       348,550            --

Common stock issued upon exercise
  of warrants                         1,562,809         1,563         1,841            --

Common stock issued for profes-
  sional fees                         1,500,000         1,500        18,000            --

Reversal of unissued common
  stock upon expiration of
  agreement                                  --            --       192,833      (192,833)

Net loss                                     --            --            --            --
                                   ------------  ------------  ------------  ------------

Balance at December 31, 2005        222,676,886  $    222,677  $ 17,257,178  $         --
                                   ============  ============  ============  ============

                                                     Stock                         Total
                                   Accumulated    Subscriptions    Deferred     Stockholders'
                                      Deficit      Receivable    Compensation     (Deficit)
                                   ------------   ------------  ------------   ------------
Balance at December 31, 2004       $(17,235,550)  $         --  $     (2,000)  $   (254,284)

Common stock issued for cash                 --             --            --         97,000

Common stock issued to compensate
  employees and consultants                  --             --         2,000        378,685

Common stock issued upon exercise
  of warrants                                --             --            --          3,404

Common stock issued for profes-
  sional fees                                --             --            --         19,500

Reversal of unissued common
  stock upon expiration of
  agreement                                  --             --            --             --

Net loss                               (542,737)            --            --       (542,737)
                                   ------------   ------------  ------------   ------------

Balance at December 31, 2005       $(17,778,287)  $         --  $         --   $   (298,432)
                                   ============   ============  ============   ============

   The accompanying notes are an integral part of these financial statements.

                          PANGEA PETROLEUM CORPORATION
                             STATEMENT OF CASH FLOWS
                 for the years ended December 31, 2005 and 2004
                                   ----------

                                                                2005           2004
                                                            ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                         $   (542,737)  $    927,924
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Recognition of deferred gain from sale of discontinued
      business segment                                                --     (1,475,141)
    Depletion, depreciation and amortization expense              34,709         20,331
    Impairment of oil and gas properties                          22,978        195,742
    Direct write-off of subscription receivable                       --         15,645
    Common stock issued as compensation for services             378,685        334,906
    Warrants issued for compensation for services                 19,500         27,900
    Changes in operating assets and liabilities, net of
      effects of dispositions:
      Accounts receivable                                          8,741          1,583
      Prepaid expenses                                            (6,500)            --
      Payroll taxes refundable                                        --         (9,879)
      Accounts payable and accrued liabilities                    85,656         (7,690)
    Dismantlement obligation                                        (470)        (1,597)
                                                            ------------   ------------

          Net cash provided by operating activities                  562         29,724
                                                            ------------   ------------

Cash flows from investing activities:
  Capital and exploratory expenditures                          (101,046)      (178,157)
  Proceeds from sale of interest in well                           2,000             --
                                                            ------------   ------------

          Net cash used in investing activities                  (99,046)      (178,157)
                                                            ------------   ------------

Cash flows from financing activities:
  Proceeds from the sale of common stock                         100,404        186,000
  Proceeds from notes payable to related parties                      --         15,000
                                                            ------------   ------------

          Net cash provided by financing activities              100,404        201,000
                                                            ------------   ------------

Net increase in cash and cash equivalents                          1,920         52,567

Cash and cash equivalents at beginning of year                    54,457          1,890
                                                            ------------   ------------

Cash and cash equivalents at end of year                    $     56,377   $     54,457
                                                            ============   ============

   The accompanying notes are an integral part of these financial statements.

                          PANGEA PETROLEUM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

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

      Oil and Gas Producing Activities

      The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs (cost to acquire mineral interests in oil and gas properties) and costs (to drill and equip) of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves in commercial quantities, the costs associated with the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Management has performed an analysis and developed an estimate for plugging and abandoning wells of $7,943 and 8,413 at December 31, 2005 and 2004, respectively.

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

                          PANGEA PETROLEUM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

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

      Concentration of Credit Risk and Major Customers

      Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits. During the years ended December 31, 2005 and 2004, 100% of the Company's revenues was received from two customers.

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

                          PANGEA PETROLEUM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

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

      New Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R, which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement is effective for public entities no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company adopted the new statement on July 1, 2005. The adoption of this new statement did not affect the Company's results of operations or net income per share, but may have a significant future effect as the Company will be required to expense the fair value of all share-based payments.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on its financial position, cash flows or results of operations.

2.    Going Concern Considerations

      Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2005 and 2004, the Company reported losses from continuing operations of $542,737 and $547,217, respectively.

      Continuing negative operating results produced a working capital deficit of $487,381 as of December 31, 2005. Additionally, at December 31, 2005, the Company has past due principal and interest payments due on notes payable to related parties totaling $523,500

      The Company developed a multi-step plan and during 2005 took actions to improve its financial position and deal with its liquidity problems. The final steps of the plan are still being developed, but may include additional private placements of the Company's common stock, additional oil and gas property acquisitions and/or exploration efforts, and efforts to raise additional debt financing or equity investments. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability as a going concern.

                          PANGEA PETROLEUM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

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

3.    Property and Equipment

      Property and equipment consists of the following at December 31, 2005:

      Oil and gas properties                                   $  242,086
      Office equipment                                             15,594
      Furniture and fixtures                                        2,580
                                                               ----------

                                                                  260,260

      Less accumulated depreciation, depletion
        and amortization                                          (63,368)
                                                               ----------

      Net property and equipment                               $  196,892
                                                               ==========

      Included in oil and gas properties is $7,943 recorded to reflect the cost of disposal activities associated with oil and gas properties 2005. A long-term liability for the same amount has been recognized to reflect the Company's obligation for future disposal and dismantlement.

      During the years ended December 31, 2005 and 2004, the Company recorded dry hole, abandonment and impairment charges of $22,978 and $195,742, respectively. At December 31, 2005, the Company has working interests in eight wells. Four of the wells, with capitalized costs totaling $89,445, have not been completed and, accordingly, a determination has not yet been made if those wells are economically viable.

                          PANGEA PETROLEUM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

4.    Notes Payable to Related Parties

      Notes payable to related parties consist of the following at December 31, 2005:

      Notes payable to Mary Pollock, a significant stockholder
      and and daughter of the chief executive officer. Theses
      notes bear interest at rates of 4% to 12% per year with
      interest due quarterly and principal due in October 2005.
      These notes are not collateralized and are past due at
      December 31, 2005.                                                $ 89,184

      Notes payable to Charles Pollock, the Chief Executive
      Officer and a significant stockholder of the Company. These notes bear interest of 12% per year, and due in one time
      payments of principal and interest at various dates through
      December 2005. These notes are not collateralized and are
      past due at December 31, 2005                                      273,040

      Notes payable to Mark Weller, the Chief Operating Officer
      and a significant stockholder of the Company. These notes
      bear interest of 12% per year, and due in one time payments of principal and interest at various dates through June
      2006. These notes are not collateralized and $52,829 are
      past due at December 31, 2005.                                      67,829
                                                                        --------
                                                                        $430,053
                                                                        ========

      Accrued interest payable to related parties of $91,911 at December 31, 2005 represents interest accrued on the above notes payable to related parties. Substantially all of the above notes are past due at December 31, 2005.

5.    Income Taxes

      The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2005, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $6,561,124 which expire in various tax years through 2025. Under the provisions of Section 382 of the Internal Revenue Code, the net operating loss carryforwards resulting from the acquisition of Mass Energy, Inc. and the ownership change in the Company when it recapitalized in 2000 will severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax law limits the time during which NOL carryforwards may be applied against future taxable income, the Company will, in all likelihood, be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

      The composition of deferred tax assets and the related tax effects at December 31, 2005 are as follows:

      Net operating losses                                    $ 2,241,851
      Interest expense not deductible until paid                   31,771
                                                              -----------

      Total deferred tax assets                                 2,273,623

      Less valuation allowance                                 (2,273,623)
                                                              -----------

      Net deferred tax asset                                  $        --
                                                              ===========

      The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2005 and 2004 is as follows:

                          PANGEA PETROLEUM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

5.    Income Taxes, continued

                                                   2005                        2004
                                          -----------------------    -----------------------
                                            Amount          %          Amount          %
                                          ----------   ----------    ----------   ----------
      Benefit (provision) for income tax
        at federal statutory rate         $  184,530         34.0%   $  315,494         34.0%
      Non-deductible expenses               (128,753)       (23.7%)     130,820         14.1%
      Non-taxable income                          --           --      (501,548)       (54.1%)
      Increase in valuation allowance        (55,777)        (0.3%)      55,234          6.0%
                                          ----------   ----------    ----------   ----------

                                          $       --           --%    $      --           --%
                                          ==========   ==========    ==========   ==========

6.    Commitments and Contingencies

      Operating Lease

      The Company leases office space under a one year operating lease that expires in March 2006 and includes monthly rent of $704. Rent expense incurred under operating leases during the years ended December 31, 2005 and 2004 was $10,397 and $8,447, respectively.

      Employment Agreement

      The Company entered into an employment agreement with its Chairman/Chief Executive Officer and its President. The employment agreements provide for salaries of $10,000 each per month. The employees may convert any or all salaries with accrued interest to common stock of the Company based on 30% off the average closing bid price during the month prior to the month being compensated. Additionally, the employment agreements provide for the issuance of 100,000 shares of restricted stock per month as part of the base salary compensation.

7.    Legal Proceedings

      On May 7, 2004, the Company was awarded $158,000.00 in its arbitration claim against Clay Exploration, Inc. and Joseph W. Shunta pertaining to a well interest in Duval County, Texas. On September 8, 2004, Pangea entered into a settlement agreement with Clay Exploration whereby Clay agreed to pay Pangea $80,000 and release Pangea from any claims, in exchange for a full release from Pangea. The amount was paid in the 3rd quarter 2004. Pangea has entered into two Forbearance Agreements with Joseph W. Shunta. The first agreement was executed in December 2004 and provided a payment period from January 2005 to June 2005. The second signed Forbearance Agreement is dated March 23, 2005 and extends the payment period to December 2005. Mr. Shunta agreed to withdraw an appeal of the judgment confirming the award, allowing the judgment to become final. He also agreed to pay $2,000 per month for the 12 month period while he arranges to pay the balance of the judgment. In exchange, Pangea agreed to refrain from executing property liens filed by Pangea on Mr. Shunta's real estate holdings during the Forbearance period. In addition, Pangea has agreed to release liens so that Mr. Shunta could sell two of the properties that had negative cash flow and no net asset value in exchange for an additional $2,000 payment. Pangea is continuing to work with Mr. Shunta to fully satisfy the entire claim amount. As of December 31, 2005 $8000 has been paid by Mr. Shunta; however, at this time it is uncertain as to whether the full amount of the settlement due will be collected.

      As of the date hereof, Pangea is not a party to any further legal proceedings, and none are known to be contemplated against Pangea.

8.    Stockholders' Equity

      In July 2005 the stockholders of the company voted to approve an increase in the authorized shares from 210,000,000 to 510,000,000, which includes 500,000,000 common shares and 10,000,000 preferred shares.

                          PANGEA PETROLEUM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

8.    Stockholders' Equity, continued

      Preferred Stock

      The Company's articles of incorporation authorize the issuance of up to 10,000,000 shares of serial preferred stock, with a par value of $.001 and other characteristics determined by the Company's board of directors. As of December 31, 2005 and 2004, there was no preferred stock issued or outstanding.

      Common Stock

      During the years ended December 31, 2005 and 2004, the Company issued shares for cash under private placements of securities and as compensation to employees and consultants. These issuances are shown on the accompanying statement of stockholders' deficit.

      Included in stock issuances for the year ended December 31, 2001 were certain shares issued under a Securities Purchase Agreement (the "Securities Purchase Agreement") whereby the Company issued 16,149,998 shares of restricted common stock to an escrow agent (the "Escrowed Shares") for the benefit of four investor groups in exchange for $1,300,000 in cash. The terms of the Securities Purchase Agreement required the Company to file a Registration Statement with the Securities and Exchange Commission to register the Escrowed Shares and included provisions for the issuance of four series of warrants with exercise prices to be set based on a combination of certain future events and the performance of the Company's common stock. As of December 31, 2002, the Company had not registered shares in accordance with the terms of the Securities Purchase Agreement and, accordingly, at December 31, 2002, 1,399,998 additional shares were issuable to the investors under the agreement. During the year ended December 31, 2002, the Company recognized a $192,833 expense for failure to timely register shares under the Securities Purchase Agreement. A total of 11,158,498 shares are held by the escrow agent to cover requests for the exercise of warrants. As of December 31, 2005 all but 3,428,000 warrants have expired. The Company no longer has a liability for the additional share expense of $192,833, and 7,730,498 shares will be retired upon return by the escrow agent. Following is an analysis of shares and warrants issuable under the Securities Purchase Agreement as of December 31,2005. Subsequent to December 31, 2005, all of the under the Securities Purchase Agreement expired.

                                      Warrant
                                    Expiration          Maximum Number
             Purchaser                 Date               of Warrants
      ----------------------        ----------       --------------------

      The Apmont Group, Inc.         2/15/2006       1,639,000 C Warrants
      and Bathgate                                   1,639,000 D Warrants

      Escrow Agent Fee               2/15/2006          75,000 A Warrants
                                                        75,000 B Warrants

        Total                                          3,428,000 Warrants
                                                     ====================

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

                          PANGEA PETROLEUM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

8.    Stockholders' Equity, continued

      Stock Options, continued

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. No compensation expense related to options was recognized in 2005 or 2004 because no options were granted, re-priced or vested.

      A summary of the Company's stock option activity and related information for the years ended December 31, 2005 and 2004 follows:

                                      Number of                      Weighted
                                        Shares                       Average
                                        Under         Exercise       Exercise
                                        Option         Price          Price
                                     ----------    -------------    ---------
      Balance outstanding at
        December 31, 2003             1,780,000    $0.200-$1.000     $0.910

         Expired                     (1,430,000)   $1.000             1.000
                                     ----------

      Balance outstanding at
        December 31, 2004 and 2005      350,000    $0.200-$1.000      0.560
                                     ==========

      All outstanding stock options are exercisable at December 31, 2005 and 2004. A summary of outstanding stock options at December 31, 2005 follows:

                                              Remaining
      Number of Common                        Contracted
      Stock Equivalents   Expiration Date    Life (Years)    Exercise Price
      -----------------   ---------------    ------------    --------------
            50,000        May 2010                5.4            $0.500
           100,000        May 2010                5.4             1.000
           100,000        August 2010             5.7             0.200
           100,000        January 2011            6.1             0.500
         ---------

           350,000

      Effective June 1, 2005, the Company adopted the 2005 Equity Compensation Plan (the "Plan") under which stock in lieu of cash compensation awards may be granted from time to time to employees and consultants of the Company. The Plan allows for grants to other individuals contributing to the success of the Company at the discretion of the Company's board of directors. The purpose of the Plan is to provide additional incentives to promote the success of the Company and to enhance the Company's ability to attract and retain the services of qualified individuals. The Company has reserved 25,000,000 shares of stock for issuance under the Plan and until 2013.

                          PANGEA PETROLEUM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

8.    Stockholders' Equity, continued

      Stock Warrants

      A summary of the Company's stock warrant activity and related information for the years ended December 31, 2005 and 2004 follows:

                                  Number of                         Weighted
                                    Shares                          Average
                                    Under          Exercise         Exercise
                                   Warrant           Price           Price
                                 -----------     -------------      --------

      Warrants outstanding at
        December 31, 2003         30,922,918     $0.010-$3.750      $0.014

          Issued                  11,825,000     $0.008-$0.020       0.017
                                 -----------

      Warrants outstanding at
        December 31, 2004         42,747,918     $0.008-$3.750       0.015
                                -----------

         Issued                    1,371,100     $0.010              0.015
         Exercised               (10,707,533)    $0.006-$0.012       0.015
         Expired                 (10,821,998)    $0.010-$0.500       0.016
                                ------------

      Warrants outstanding at
        December 31, 2005         22,589,487     $0.008-$3.750       0.016
                                ============

      All stock warrants are exercisable at December 31, 2005 and 2004. A summary of outstanding stock warrants at December 31, 2005 follows:

                                               Remaining
      Number of Common                         Contracted
      Stock Equivalents    Expiration Date    Life (Years)       Exercise Price
      -----------------    ---------------    ------------       --------------

         3,428,000         February 2006           0.1              $3.750
           600,000         December 2008           3.0               0.020
         1,740,387         February 2009           3.2               0.010
         2,250,000         March 2009              3.3               0.008
         1,200,000         April 2009              3.3               0.010
           855,000         May 2009                3.4               0.016
           120,000         June 2009               3.5               0.010
         2,400,000         July 2009               3.5               0.010
           800,000         September 2009          3.7               0.015
           800,000         October 2009            3.8               0.010
           300,000         October 2009            3.8               0.019
         3,600,000         December 2009           4.0               0.010
           600,000         December 2009           4.0               0.015
           600,000         January 2010            4.1               0.010
           500,000         January 2010            4.1               0.120
           300,000         February 2010           4.2               0.120
         1,125,000         June 2010               4.5               0.008
         1,371,100         January 2011            5.1               0.010
        ----------

        22,589,487
        ==========

                          PANGEA PETROLEUM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

9.    Related Party Transactions

      During the years ended December 31, 2005 and 2004, the Company engaged in transactions with related parties as follows:

      The Company has entered into a consulting agreement to provide record-keeping and other administrative services. During the years ended December 31, 2005 and 2004 the Company paid consideration under this record-keeping and administrative services agreement totaling $78,000 and $47,019, respectively. The Company paid for these services by issuing 10,000,000 and 4,836,448 shares of the Company's common stock.

      In addition to record-keeping services described above, the Company has various related party notes payable at December 31, 2005 (See Note 4).

10.   Supplemental Oil and Gas Information - Unaudited

      The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission ("SEC") and SFAS No. 69, Disclosures About Oil and Gas Producing Activities ("Statement 69").

      Production from one field accounted for 78% and 92% of the Company's oil and gas sales revenues for the years ended December 31, 2005 and 2004, respectively.

      Estimated Quantities of Proved Oil and Gas Reserves

      Set forth below is a summary of the changes in the estimated quantities of the Company's crude oil and condensate, and gas reserves for the periods indicated, as estimated by the Company as of December 31, 2005. All of the Company's reserves are located within the United States. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

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

                                                         Oil        Gas
      Quantity of Oil and Gas Reserves                  (Bbls)     (Mcf)
                                                       -------    -------
      Total proved reserves at December 31, 2003           469     80,693

      Discoveries                                          146     17,645
      Production                                          (153)   (13,654)
      Revision of estimates                                290    (16,274)
                                                       -------    -------

      Total proved reserves at December 31, 2004           752     72,136

      Discoveries and Purchase Property                     --      8,770
      Production                                           (57)    (8,279)
      Revision of Estimates                               (620)   (29,092)
      Sales of Property                                     --     (7,792)
                                                       -------    -------

      Total proved reserves at December 31, 2005            75     35,743
                                                       =======    =======

      Proved developed reserves:

        December 31, 2005                                   75     35,743
                                                       =======    =======

        December 31, 2004                                  469     80,693
                                                       =======    =======

                          PANGEA PETROLEUM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

10.   Supplemental Oil and Gas Information - Unaudited, continued

      Capitalized Costs of Oil and Gas Producing Activities

      The following table sets forth the aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation and amortization as of December 31, 2005:

                                                            2005        2004
                                                         ---------   ---------
      Unproved properties and prospect generation costs
        not being amortized                              $  87,265   $  17,938
      Dismantlement costs                                    7,943       8,413
      Proved properties being amortized                    146,878     160,917
      Less accumulated depletion, depreciation and
        amortization                                       (46,116)    (33,934)
                                                         ---------   ---------

        Net capitalized costs                            $ 195,970   $ 153,334
                                                         =========   =========

      Costs Incurred in Oil and Gas Producing Activities

      The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2005 and 2004:

                                                    2005            2004
                                                  --------        --------

      Exploration costs                           $     --        $     --
      Development costs                            101,046         187,258
                                                  --------        --------

                                                  $101,046        $187,258
                                                  ========        ========

      Standardized Measure of Discounted Future Net Cash Flows

      The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to the Company's interest in proved oil and gas reserves as of December 31, 2005 and 2004:

                                                       2005       2004
                                                    ---------   ---------

      Future cash inflows                           $ 288,000   $ 391,000
      Future production and development costs         (56,000)    (72,000)
      Future dismantlement costs                       (7,943)     (8,400)
                                                    ---------   ---------

      Future net cash inflows before
        income taxes                                  224,057     310,600
      Future income taxes                                  --          --
                                                    ---------   ---------

      Future net cash flows                           224,057     310,600
      10% discount factor                             (58,000)    (85,000)
                                                    ---------   ---------

        Standardized measure of discounted
          future net cash inflow                    $ 166,057   $ 225,600
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

                          PANGEA PETROLEUM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

10.   Supplemental Oil and Gas Information - Unaudited, continued

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