Form 10QSB
period 2006-03-31
PANGEA PETROLEUM CORP
filed 2006-05-15
CIK 1077319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                For the transition period from _______ to _______

                            Commission File #0-30503

                          PANGEA PETROLEUM CORPORATION
        (Exact name of small business issuer as specified in its charter)

            COLORADO                             76-0635938
   (State or other jurisdiction of     (IRS Employer Identification No.)
    incorporation or organization)

                9801 WESTHEIMER, SUITE 302, HOUSTON, TEXAS 77042
                    (Address of principal executive offices)

                                 (713) 706-6350
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes |X| No |_|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                            Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date:

270,073,290 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF MAY 1,
2006


Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|

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

SIGNATURES

                            FORWARD LOOKING STATEMENT


The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2005.

We are including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements , which are other than statements of historical facts. The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that could cause actual results to differ materially from those discussed in the forward-looking statements: our dependence on limited cash resources, dependence on certain key personnel within the Company, and the ability to raise additional capital; our ability to secure leases for our oil and gas projects; our ability to obtain acceptable forms and amounts of financing; the demand for, and price level of, our products and services; competitive factors; the ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; the ability to protect proprietary technology; the dependence on key personnel; and the effect of business interruption due to political unrest; oil and gas prices; and our ability to efficiently manage our operations. In addition, our ability to generate long-term value for the common stockholder is dependent upon the acquisition of profitable energy prospects. There are many companies participating in the oil and gas industry, many with greater resources. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow. We believe that we will be able to compete in this environment and will be able to find attractive investments; however, it is not possible to predict competition or the effect this will have on operations. Operations are also significantly affected by factors, which are outside our control, including the prices of oil and natural gas, environmental and governmental regulations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

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

Since its inception, we have recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended March 31, 2006, we reported a loss of $245,373 while a loss of $59,090 was reported for the three months ended March 31, 2005.

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


RESULTS OF OPERATIONS

During the first quarter of 2006, we reported $13,591 in revenue. This revenue is from the interest in six producing wells.

Pangea participated in its first well in 2006 with the drilling of the Wilcox in COLORADO COUNTY, TEXAS. The well was drilled to 10,050' during January 2006 based on data developed from a 3D seismic survey and analysis of existing Wilcox formation in the area. The well found the target objective lower than anticipated in the geologic structure and was tested in three intervals and deemed sub-commercial. Further review is being conducted to see if any locations can be identified for drilling on the leases further up on the structure. Pangea has a 2.0% working interest and a 1.5% net interest in the prospect

In February 2006, Pangea purchased a 7% working interest in a re-entry workover in BRAZORIA COUNTY, TEXAS. The well was drilled in 2002 and experienced mechanical difficulty in the first of four zones in the Miocene sands. The logs indicate three additional sands, which will be sequentially completed for the project. A workover rig moved in at the end of March. Initial tests indicated that the first interval was successful in discovering gas reserves. The well is being connected to pipeline and the gas flow rate will be tested in May, 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of the financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

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


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 TO THREE MONTHS ENDED MARCH 31, 2005.


The net loss of $245,373 for the three months ended March 31, 2006 increased by $186,283 from the net loss of $59,090 for the three months ended March 31, 2005. Most of this difference results from an increase in stock based compensation. The 2005 results reflected a voluntary suspension of salary payments to executives in the first half of 2005. The increase in stock based compensation is the result of recent changes in SEC rules which require valuation of stock as of the date issued.

Pangea generated revenue from the participation in ongoing oil and gas wells in the amount of $13,591 for the three months ended March 31, 2006, compared to $18,998 in revenue for the three months ended March 31, 2005. This revenue decrease resulted from production problems from one of the key producing wells and normal declines in other wells during the first quarter of 2006. Total assets increased to $571,113 at March 31, 2006 compared to $238,493 at March 31, 2005. This increase is primarily reflected in oil and gas properties (successful efforts method), which increased to $442,940 at March 31, 2006 compared to $193,844 at March 31, 2005.

Total liabilities at March 31, 2006 are $562,956 compared to $514,110 at March 31, 2005. The increase in liabilities are primarily due to an increase in accrued liabilities related to accrued interest on notes payable.


LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $42,652 for the quarter ended March 31, 2006 related primarily to professional fees and expenses on producing wells. We are currently generating revenue from six wells but were not able to generate positive cash flow from operations for the three months ended March 31, 2006. We utilized cash from financing activities to fund investing activities in 2006. The net cash from financing activities increased to $185,000 at March 31, 2006 from $25,407 at March 31, 2005. We intend to continue investing in additional oil and gas projects but will need additional private placements, debt financing or equity investment in order to participate fully and at the levels we intend. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure its long-term viability.


OUTLOOK

Pangea has identified additional prospects scheduled for drilling in 2006 in Colorado County, Texas; Brazoria County, Texas; Henderson County, Texas, White County, Illinois and Steuben County, New York. In addition, we are monitoring activity in Henderson County, Wharton County, Fort Bend County and De Witt County, Texas for possible investment. We are also in the process of evaluating several additional prospects for inclusion in the 2006 program.

Pangea has a 1.5% working interest in FORT BEND COUNTY, TEXAS, which is a 421 acre project currently producing approximately 6,500 barrels of oil per month from fifteen wells in the Miocene and Frio sands. Current plans call for the drilling of four additional wells in the next six months. Pangea will receive revenue from the project after payout by the operator of drilling and acquisition expenses. Payout is currently expected before the end of 2006.

Pangea's 2.5% working interest in STUEBEN COUNTY, NEW YORK, which covers approximately 50,000 acres, has completed shooting twenty-two square miles of 3-D seismic. The data is being processed and drilling prospects are being examined. Thus far there are two well defined drilling prospects in the Trenton Black River and two leads identified in the Oriskany and Onandaga Reef sands.

Our prospect in WHITE COUNTY, ILLINOIS, which encompasses approximately 880 acres, commenced drilling in April. The primary target is the Warsaw Sand at 4200' with several secondary objectives present up to 3200'. This well will be drilled beyond the Warsaw to approximately 8500' to test a geologic feature in the Trenton Black River, which appears to be similar to the seismic features found in the successful producing areas in New York and Michigan. Pangea has a 3% working interest and a 2.25% net interest in the project.

COLORADO COUNTY, TEXAS is a redrill of a 10000' Wilcox well drilled in 2005 that was idled due to mechanical problems. During the third quarter of 2005, we participated in the successful drilling of a 10,000' Wilcox well in Colorado County, Texas. This project was developed based on 3D seismic data and analysis of existing Wilcox formations in the area. Pangea has a 2.0% working interest and a 1.5% net interest in the prospect. The well encountered several attractive Wilcox and Yegua sands, based on wireline log readings. The primary Wilcox sands were tested in October with an excellent gas rate of 700 thousand cubic feet per day; however, excessive water production required the operator to perform a remedial squeeze procedure. Following this procedure, the water rate was not completely eliminated and the gas rate could not be re-established. The well was recompiled in the Yegua sand and yielded 600-700 MCFD with a high water rate. Both intervals experienced the water production due to lack of ability to isolate the producing zone from underlying water sands. It is believed that a new well can cure the cementing problems that precluded the necessary isolaton of the producing sands. In addition to the redrill, there appear to be two to three additional well locations that can offset the new well to produce from the Wilcox and Yegua sands encountered in the first well, but not able to be completed. Review for those locations will be completed after the redrill is completed, which is anticipated to be in the third quarter of 2006.

HENDERSON COUNTY, TEXAS is an 11,500' test in the Rodessa and Pettit with a secondary objective in the Upper Travis Peak. The first well has the potential for an additional well in the fault trap and, if successful, will lead to drilling in four additional analogous fault blocks on the leased acreage. Pangea has a 2% working interest and 1.54% net interest in the first well. It is currently expected that the drilling will proceed in the third quarter of 2006.

WHARTON COUNTY, TEXAS is a 5300' test of Frio amplitude anomalies identified in 3D seismic survey data. The prospect is in an area with extensive Frio production and has the potential for Miocene and Yegua production as well. The primary objective covers an estimated 400 acres and, if successful, will lead to five to six additional drilling locations. Pangea has a 3% drilling interest and a 2.25% working interest in the prospect, which is expected to be drilled in the third quarter of 2006.

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


                           PART II - OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During our quarter ended March 31, 2006, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.


 During the three months ended March 31, 2006 we issued 13,700,000 shares of common stock to two individuals under private placement agreements and received total proceeds of $185,000. In connection with the issuances of 10,000,000 shares, the Company issued 7,000,000 five year warrants to acquire shares of the Company's common stock at $0.015. In connection with the issuance of 3,700,000 shares, the Company also issued 2,000,000 five-year warrants to acquire shares of the Company's common stock at $0.01 per share. We also Issued 11,399,970 shares of common stock to employees and consultants and recognized compensation expense of $196,962.

On January 1, 2006 the Company entered into an Asset Purchase Agreement to purchase working interests in certain oil and gas leases in Texas and New York for the consideration of 20,000,000 shares of common stock. Additional consideration shall be provided in the form of 5,000,000 warrants to purchase common stock at a price of $.015 per share based on the Company attaining certain monthly net revenue amounts.


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


                  PANGEA PETROLEUM CORPORATION


                   By:  /s/ Charles B.  Pollock             Date: May 15, 2006
                        ------------------------------
                        Charles B.  Pollock,
                        Chairman of the Board and
                        Chief Executive Officer

                          PANGEA PETROLEUM CORPORATION
                                   ----------





                    UNAUDITED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                          PANGEA PETROLEUM CORPORATION
                                TABLE OF CONTENTS
                                   ----------



                                                                           PAGE

Unaudited Condensed Financial Statements:

  Unaudited Condensed Balance Sheets as of
    March 31, 2006 and December 31, 2005                                    F-3

  Unaudited Condensed Statements of Operations
    for the three months ended March 31, 2006 and 2005                      F-4

  Unaudited Condensed Statements of Stockholders'
    Equity for the three months ended March 31, 2006                        F-5

  Unaudited Condensed Statements of Cash Flows
    for the three months ended March 31, 2006 and 2005                      F-6

Notes to Unaudited Condensed Financial Statements                           F-7

                          PANGEA PETROLEUM CORPORATION
                                  BALANCE SHEET
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   ----------

                                                                      MARCH 31,    DECEMBER 31,
                                                                        2006            2005
     ASSETS                                                         (UNAUDITED)        (NOTE)
                                                                   ------------    ------------
Current assets:
  Cash                                                             $    167,871    $     56,377
  Accounts receivable                                                       975           2,136

  Payroll taxes refundable                                                9,879           9,879

  Prepaid expenses                                                        1,625           6,500
                                                                   ------------    ------------
    Total current assets                                                180,350          74,892
                                                                   ------------    ------------

Property and equipment:
  Oil and gas properties (successful efforts method)                    442,940         242,086

  Other property and equipment                                           18,174          18,174
  Less accumulated depletion, depreciation and amortization             (70,351)        (63,368)
                                                                   ------------    ------------

    Net property and equipment                                          390,763         196,892
                                                                   ------------    ------------

      Total assets                                                 $    571,113    $    271,784
                                                                   ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
  Accounts payable and accrued liabilities                         $     11,348    $     40,309
  Accrued interest payable to related parties                            15,624          91,911
  Notes payable to related parties                                           --         430,053
                                                                   ------------    ------------

    Total current liabilities                                            26,972         562,273

Notes payable to related parties                                        528,041              --
Obligation for dismantlement and disposal activities                      7,943           7,943
                                                                   ------------    ------------


    Total liabilities                                                   562,956         570,216
                                                                   ------------    ------------

Commitments and contingencies

Stockholders' Equity/(deficit):
  Preferred stock: $.001 par value; 10,000,000 shares authorized             --              --
Common stock: $.001 par value; 500,000,000 shares authorized;
    267,776,856 and 222,676,886shares issued and outstanding at
    March 31, 2006 and December 31, 2005, respectively                  267,777         222,677
  Additional paid-in capital                                         17,764,040      17,257,178
  Accumulated deficit                                               (18,023,660)    (17,778,287)
                                                                   ------------    ------------

    Total stockholders' Equity/(deficit)                                  8,157        (298,432)
                                                                   ------------    ------------

      Total liabilities and stockholders' Equity/(deficit)         $    571,113    $    271,784
                                                                   ============    ============



Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


   The accompanying notes are an integral part of these financial statements.

                          PANGEA PETROLEUM CORPORATION
                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   ----------


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                   2006            2005
                                              -------------    -------------

Oil and gas revenue                           $      13,591    $      18,998
                                              -------------    -------------

Costs and expenses:
  Lease operating expenses                            6,310            1,830

  Production tax                                        360            2,673
  Selling, general and administrative                32,725           29,517
  Stock based compensation                          196,962           18,000
  Depletion, depreciation, and amortization           6,983           13,166

  Interest expense                                   15,624           12,902
                                              -------------    -------------

    Total costs and expenses                        258,964           78,088
                                              -------------    -------------

      Net loss                                $    (245,373)   $     (59,090)
                                              =============    =============


Basic and diluted net loss per common share   $       (0.00)   $       (0.00)
                                              =============    =============

Weighted average common shares                  254,944,549      178,598,709
                                              =============    =============



   The accompanying notes are an integral part of these financial statements.

                          PANGEA PETROLEUM CORPORATION
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   ----------


                                                                   ADDITIONAL                    STOCKHOLDERS'
                                            COMMON STOCK             PAID-IN     ACCUMULATED        EQUITY
                                        SHARES        AMOUNT         CAPITAL       DEFICIT         (DEFICIT)
                                    ------------   ------------   ------------   ------------    -------------
Balance at December 31, 2005         222,676,886   $    222,677   $ 17,257,178   $(17,778,287)   $    (298,432)

Common stock issued for exercise
  of warrants                         13,700,000         13,700        171,300             --          185,000

Common stock issued to compensate
  employees and consultants           11,399,970         11,400        185,562             --          196,962

Common stock issued for
  Asset Purchase Agreement            20,000,000         20,000        150,000             --          170,000

Net loss                                      --             --             --       (245,373)        (245,373)
                                    ------------   ------------   ------------   ------------    -------------

Balance at March 31, 2006            267,776,856   $    267,777   $ 17,764,040   $(18,023,660) $         8,157
                                    ============   ============   ============   ============    =============



   The accompanying notes are an integral part of these financial statements.

                          PANGEA PETROLEUM CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   ----------


                                                        2006          2005
                                                     ----------    ----------

Cash flows from operating activities:
  Net loss                                           $ (245,373)   $  (59,090)
  Adjustments to reconcile net loss to net cash
    used in operating activities                        202,721        53,733
                                                     ----------    ----------

      Net cash used in operating activities             (42,652)       (5,357)
                                                     ----------    ----------

Cash flows from investing activities:
  Capital and exploratory expenditures                  (30,854)      (14,640)
                                                     ----------    ----------

      Net cash used in investing activities             (30,854)      (14,640)
                                                     ----------    ----------

Cash flows from financing activities:
  Proceeds from the sale of common stock                185,000        25,407
                                                     ----------    ----------

      Net cash provided by financing activities         185,000        25,407
                                                     ----------    ----------

Net increase in cash and cash equivalents               111,494         5,410

Cash and cash equivalents at beginning of period         56,377        54,457
                                                     ----------    ----------

Cash and cash equivalents at end of period           $  167,871    $   59,867
                                                     ==========    ==========



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


3.     INTERIM FINANCIAL STATEMENTS

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
       considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the respective full years.

       A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements included in Form 10-KSB for the years ended December 31, 2005 and 2004. Accordingly, the Company's audited financial statements should be read in connection with these financial statements.


4.     GOING CONCERN CONSIDERATIONS

       Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended March 31, 2006 and 2005, the Company reported net losses of $245,373 and $59,090, respectively.

                          PANGEA PETROLEUM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


4.     GOING CONCERN CONSIDERATIONS, CONTINUED

       The Company has developed a multi-step plan and has taken actions to improve its financial position and deal with its liquidity problems. The final steps of the plan are still being developed, but may include additional private placements of the Company's common stock, additional oil and gas property acquisitions and/or exploration efforts, and efforts to raise additional debt financing or equity investments. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability as a going concern.

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


5.     INCOME TAXES

       The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of March 31, 2006, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $6,561,124 which expire in various tax years through 2025. Under the provisions of Section 382 of the Internal Revenue Code, the net operating loss carryforwards attributable to a former subsidiary and other losses incurred prior to the ownership change in the Company when it recapitalized in 2000 will severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be unable to take full advantage of a substantial portion of its NOL for federal income tax purposes should the Company generate taxable income.

       The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the year ended March 31, 2006 and 2005 relates primarily to increases in the valuation allowances for deferred tax assets related to net operating losses and non deductible stock based compensation.


6.     STOCKHOLDERS' EQUITY

       During the three months ended March 31, 2006, the Company engaged in various transactions affecting stockholders' equity, as follows:

            o Issued 13,700,000 shares of common stock to two individuals under private placement agreements and received total proceeds of $185,000. In connection with the issuances of 10,000,000 shares, the Company issued 7,000,000 five year warrants to acquire shares of the Company's common stock at $0.015. In connection with the issuance of 3,700,000 shares, the Company also issued 2,000,000 five-year warrants to acquire shares of the Company's common stock at $0.01 per share.

            o Issued 11,399,970 shares of common stock to employees and consultants and recognized compensation expense of $196,962 based on market value on date of issuance.

                          PANGEA PETROLEUM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


7.     ASSET PURCHASE AGREEMENT


       On January 1, 2006 the Company entered into an Asset Purchase Agreement to purchase working interests in certain oil and gas leases in Texas and New York for the consideration of 20,000,000 shares of common stock value at $170,000 based on market value on date of issuance. Additional consideration shall be provided in the form of 5,000,000 warrants to purchase common stock at a price of $.015 per share based on the Company attaining certain monthly net revenue amounts.


8.     RELATED PARTY TRANSACTIONS

       The Company has various related party notes payable at March 31, 2006 totaling $528,041 and related accrued interest of $15,624. The Company replaced these notes payable including accrued interest through December 31, 2005, effective January 1, 2006 with new notes at 12% due December 31, 2007.


9.     NON EMPLOYEE DIRECTOR COMPENSATION

        Effective July 1, 2005, the Company's board of directors approved compensation for non employee directors of 100,000 common shares per quarter and 100,000 common shares per meeting. Also the board approved compensation for non board member officers who participate in the board meetings of 100,000 common shares per meeting. During the three months ended March 31, 2006, the Company issued 100,000 shares valued at $770.

10.   NON-CASH INVESTING ACTIVITIES

       During the three months ended March 31, 2006, the Company issued 20,000,000 common shares valued at $170,000 based on market value on date of issuance to acquire oil and gas properties.