Form 10QSB
period 2006-06-30
PANGEA PETROLEUM CORP
filed 2006-08-18
CIK 1077319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

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

                                                                  Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date:

277,495,020 Shares of $0.001 par value Common Stock outstanding as of August 14, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X]

                          PANGEA PETROLEUM CORPORATION
                                   FORM 10-QSB


                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION

Item  1  -  Financial  Statements                                           F-1

Item  2  -  Management's  Discussion and Analysis or Plan of Operations       4

Item  3  -  Controls and Procedures                                           7


PART II  -  OTHER INFORMATION

Item 1 -    Legal Proceedings                                                 8

Item 2 -    Unregistered Sales of Equity  Securities and Use of Proceeds      8

Item 6 -    Exhibits                                                          8

SIGNATURES                                                                    9

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



                          PANGEA PETROLEUM CORPORATION
                                TABLE OF CONTENTS
                                   ----------


                                                                            PAGE
                                                                            ----

Unaudited Condensed Financial Statements:

  Unaudited Balance Sheets as of
    June 30, 2006 and December 31, 2005                                     F-2

  Unaudited Statements of Operations
    for the three months and six months ended June 30, 2006 and 2005        F-3

  Unaudited Statement of Stockholders'
    Equity for the six months ended June 30, 2006                           F-4

  Unaudited Condensed Statements of Cash Flows
    for the six months ended June 30, 2006 and 2005                         F-5

Notes to Unaudited Condensed Financial Statements                           F-6

                          PANGEA PETROLEUM CORPORATION
                                 BALANCE SHEETS
                                   (unaudited)

                                                                      JUNE 30,        DECEMBER 31,
                                                                        2006             2005
                                                                    ------------     ------------
     ASSETS
Current assets:
  Cash                                                              $    136,390     $     56,377
  Accounts receivable                                                      2,242            2,136
  Payroll taxes refundable                                                 9,879            9,879
  Prepaid expenses                                                            --            6,500
                                                                    ------------     ------------
    Total current assets                                                 148,511           74,892
                                                                    ------------     ------------

Property and equipment:
  Oil and gas properties (successful efforts method)                     476,514          242,086
  Other property and equipment                                            18,174           18,174
  Less accumulated depletion, depreciation and amortization              (75,751)         (63,368)
                                                                    ------------     ------------

    Net property and equipment                                           418,937          196,892
                                                                    ------------     ------------

      Total assets                                                  $    567,448     $    271,784
                                                                    ============     ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                          $        375     $     40,309
  Accrued interest payable to related parties                             31,422           91,911
  Notes payable to related parties                                            --          430,053
                                                                    ------------     ------------

    Total current liabilities                                             31,797          562,273

Notes payable to related parties                                         528,041               --
Obligation for dismantlement and disposal activities                       7,943            7,943
                                                                    ------------     ------------

    Total liabilities                                                    567,781          570,216
                                                                    ------------     ------------

Commitments and contingencies                                                 --               --

Stockholders' deficit:
  Preferred stock: $.001 par value; 10,000,000 shares authorized              --               --
Common stock: $.001 par value; 500,000,000 shares authorized;
    274,695,110 and 222,676,886 shares issued and outstanding at
    June 30, 2006 and December 31, 2005, respectively                    274,695          222,677
  Additional paid-in capital                                          17,883,708       17,257,178
  Deferred compensation                                                  (12,749)              --
  Accumulated deficit                                                (18,145,987)     (17,778,287)
                                                                    ------------     ------------

    Total stockholders' deficit                                             (333)        (298,432)
                                                                    ------------     ------------

      Total liabilities and stockholders' deficit                   $    567,448     $    271,784
                                                                    ============     ============


   The accompanying notes are an integral part of these financial statements.

                          PANGEA PETROLEUM CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           JUNE 30,                             JUNE 30,
                                               -------------------------------     -------------------------------
                                                    2006              2005              2006              2005
                                               -------------     -------------     -------------     -------------
Revenue                                        $      13,738     $      12,841     $      27,329     $      31,839
                                               -------------     -------------     -------------     -------------

Costs and expenses:
  Lease operating expenses                             7,055             1,221            13,365             3,051
  Production taxes                                       313               624               673             3,297
  Selling, general and administrative,
    excluding stock-based compensation                 8,613            10,635            41,340            44,745
  Stock based compensation                           113,839            20,080           310,799            38,080
  Depreciation, depletion and amortization             5,447            12,881            12,430            26,047
  Dry hole costs                                          --                --                --              -___
                                               -------------     -------------     -------------     -------------

    Total costs and expenses                         135,267            45,441           378,607           115,220
                                               -------------     -------------     -------------     -------------

Loss from operations                                (121,529)          (32,600)         (395,029)          (83,381)
                                               -------------     -------------     -------------     -------------

Other income and (expenses):
  Interest income                                         --                --                --                --
  Other income                                        15,000                --            15,000             8,000
  Interest expense                                   (15,798)          (11,700)          (31,422)          (24,602)
                                               -------------     -------------     -------------     -------------

    Total other income and (expenses), net              (798)          (11,700)          (16,422)          (16,602)
                                               -------------     -------------     -------------     -------------

        Net loss                               $    (122,327)    $     (44,300)    $    (367,700)    $     (99,983)
                                               =============     =============     =============     =============

Basic and diluted net loss per common share    $       (0.00)    $       (0.00)    $       (0.00)    $       (0.00)
                                               =============     =============     =============     =============

Weighted average common shares                   223,730,151       179,514,308       269,055,327       179,514,308
                                               =============     =============     =============     =============


   The accompanying notes are an integral part of these financial statements.

                          PANGEA PETROLEUM CORPORATION
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)

                                                                   ADDITIONAL
                                             COMMON STOCK            PAID-IN       ACCUMULATED      DEFERRED       Stockholders'
                                        SHARES         AMOUNT        CAPITAL         DEFICIT      COMPENSATION        DEFICIT
                                    ------------   ------------   ------------    ------------    ------------    ------------
Balance at December 31, 2005         222,676,886   $    222,677   $ 17,257,178    $(17,778,287)   $         --    $   (298,432)

Common Stock issued for cash          13,700,000         13,700        171,300              --              --         185,000

Common stock issued for exercise
  of warrants                          2,296,434          2,296         (2,296)             --              --              --

Common stock issued to compensate
  employees and consultants           16,021,790         16,022        307,526              --         (12,749)        310,799

Common stock issued for
  Asset Purchase Agreement            20,000,000         20,000        150,000              --                         170,000

Net loss                                      --             --             --        (367,700)             --        (367,700)
                                    ------------   ------------   ------------    ------------    ------------    ------------

Balance at June 30, 2006             274,695,110   $    274,695   $ 17,883,708    $(18,145,987)   $    (12,749)   $       (333)
                                    ============   ============   ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                          PANGEA PETROLEUM CORPORATION

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                   ----------


                                                         2006            2005
                                                      ---------       ---------
Cash flows from operating activities:
  Net loss                                            $(369,700)      $ (99,983)
  Adjustments to reconcile net loss to net cash
    used in operating activities                        327,141          92,510
                                                      ---------       ---------

      Net cash used in operating activities             (42,559)         (7,473)
                                                      ---------       ---------

Cash flows from investing activities:
  Capital and exploratory expenditures                  (62,428)        (16,938)
                                                      ---------       ---------

      Net cash used in investing activities             (62,428)        (16,938)
                                                      ---------       ---------

Cash flows from financing activities:
  Proceeds from the sale of common stock                185,000          28,407
                                                      ---------       ---------

      Net cash provided by financing activities         185,000          28,407
                                                      ---------       ---------

Net increase in cash and cash equivalents                80,013           3,996

Cash and cash equivalents at beginning of period         56,377          54,457
                                                      ---------       ---------

Cash and cash equivalents at end of period            $ 136,390       $  58,453
                                                      =========       =========


   The accompanying notes are an integral part of these financial statements.

                          PANGEA PETROLEUM CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                     ------

1.    SUMMARY OF ACCOUNTING POLICIES

      The accompanying unaudited interim financial statements of Pangea Petroleum Corporation, a Delaware corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Pangea's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2005, as reported in Form 10-KSB, have been omitted.


2.    GOING CONCERN CONSIDERATIONS

      Since its inception, Pangea has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the six months ended June 30, 2006 and 2005, Pangea reported net losses of $367,700 and $99,983, respectively.

      Pangea has developed a multi-step plan and has taken actions to improve its financial position and deal with its liquidity problems. The final steps of the plan are still being developed, but may include additional private placements of Pangea's common stock, additional oil and gas property acquisitions and/or exploration efforts, and efforts to raise additional debt financing or equity investments. There can be no assurance that any of the plans developed by Pangea will produce cash flows sufficient to ensure its long-term viability as a going concern.

      Pangea's long-term viability as a going concern is dependent on certain key factors, as follows:

            o Pangea's ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

            o Pangea's ability to locate, prove and produce from economically viable oil and gas reserves.

            o Pangea's ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.


3.    STOCKHOLDERS' EQUITY

      During the six months ended June 30, 2006, Pangea engaged in various transactions affecting stockholders' equity, as follows:

      o 10,000,000 shares of common stock with 7,000,000 warrants were sold for $150,000. The warrants have an exercise price of $.015 and expire in five years. The relative fair value of the common stock is $88,313 and the relative fair vale of the warrants is $61,687.

      o 3,700,000 shares of common stock with 2,000,000 warrants were sold for $35,000. The warrants have an exercise price of $.01 and expire in five year. The relative fair value of the common stock is $22,747 and the relative fair vale of the warrants is $12,253.

      o 2,296,434 shares of common stock was issued to three individuals who filed for a cashless exercise of warrants.

      o 16,021,790 shares of common stock was issued to employees and consultants and compensation expense of $310,799 and deferred compensation expense of $12,749 were recorded based on market value on date of issuance.

      o Issued 20,000,000 shares of common stock for the purchase of a property - see Note 4.

4.    ASSET PURCHASE AGREEMENT

      On January 1, 2006, Pangea purchased working interests in certain oil and gas leases in Texas and New York for 20,000,000 shares of common stock valued at $170,000 based on market value on the purchase date. Additional consideration shall be provided in the form of 5,000,000 warrants to purchase common Stock at a price of $.015 per share based on the properties attaining certain monthly net revenues.


5.    RELATED PARTY TRANSACTIONS

      Pangea owes various related party notes payable at June 30, 2006 totaling $528,041 and related accrued interest of $31,422. Pangea replaced these notes payable including accrued interest through December 31, 2005 on January 1, 2006 with new notes at 12% due December 31, 2007.


6.    OUTSIDE DIRECTOR COMPENSATION

      On July 1, 2005, Pangea awarded compensation for outside directors of 100,000 common shares per quarter and 100,000 common shares per meeting. Pangea also awarded compensation for non board member officers who participate in the board meetings of 100,000 common shares per meeting. During the six months ended June 30, 2006, Pangea issued 200,000 shares for such services valued at $3,670.


7.    SUBSEQUENT EVENT

      During August 2006, 2,799,910 shares of common stock were issued to an officer for services.

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

Since our inception, we have recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended June 30, 2006, we reported a loss of $122,327 while a loss of $44,300 was reported for the three months ended June 30, 2005.

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


RESULTS OF OPERATIONS

During the second quarter of 2006, we reported $13,738 in revenue. This revenue is from the interest in seven producing wells.

In February 2006, Pangea purchased a 7% working interest (5.25% net interest) in a re-entry workover in BRAZORIA COUNTY, TEXAS. The well was drilled in 2002 and experienced mechanical difficulty in the first of four zones in the Miocene sands. The logs indicate three additional sands, which will be sequentially completed for the project. A workover rig moved in at the end of March. The workover in the first zone was successful. Following facilities construction and pipeline connection the well was placed on production at a 250 MCFD restricted rate. This prospect will likely have two to three additional well locations.

Our prospect in WHITE COUNTY, ILLINOIS, which encompasses approximately 880 acres, commenced drilling in April. The primary target was the Warsaw sand at 4200' with a secondary objective to test a geologic feature in the Trenton Black River at approximately 8500'. The Trenton was found along with the underlying St. Peter; however, both were wet in this location. They will be evaluated for a future upstructure location. The primary Warsaw objective was excellent as well as the Salem immediately above. Initial tests on the Warsaw indicate a potential rate of approximately 100 BOPD. Facilities are being constructed and the well will be placed on pump in the near future. Pangea has a 2.25% working interest and 1.8% net interest in the project. Definitive production figures will be released when the well has stabilized on pump.

Colorado County, Texas is a redrill of a 10000' Wilcox well drilled in 2005 that was idled due to mechanical problems. The well was drilled at the end of June 2006 and casing was set at 9740' in July 2006. This project was developed based on 3D seismic data and analysis of existing Wilcox formations in the area. Pangea has a 1.5% working interest and a 1.125% net interest in the prospect. The initial well encountered several attractive Wilcox and Yegua sands. The redrill was placed on production in August 2006 at the rate of 200 MCFD and 10 BOPD. In addition to the current sand, the redrill appears to have at least two additional Wilcox and Yegua intervals. There also appears to be two to three additional well locations that can offset the new well to produce from the Wilcox and Yegua sands encountered. Review for those locations will be completed following additional production testing on the current well.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 TO THREE MONTHS ENDED JUNE 30, 2005.

The net loss of $122,327 for the three months ended June 30, 2006 increased by $78,027 from the net loss of $44,300 for the three months ended June 30, 2005. Most of this difference results from an increase in stock based compensation. The 2005 results reflected a voluntary suspension of salary payments to executives in the first half of 2005. The increase in stock based compensation is the result of recent changes in SEC rules which require valuation of stock as of the date issued.

Pangea generated revenue from the participation in ongoing oil and gas wells in the amount of $13,738 for the three months ended June 30, 2006, compared to $12,841 in revenue for the three months ended June 30, 2005. This revenue increase resulted from production and the addition of one new well during the first quarter of 2006. Total assets increased to $567,448 at June 30, 2006 compared to $237,927 at June 30, 2005. This increase is primarily reflected in oil and gas properties (successful efforts method), which increased to $476,514 at June 30, 2006 compared to $196,142 at June 30, 2005.

Total liabilities at June 30, 2006 are $567,781 compared to $511,857 at June 30, 2005. The increase in liabilities are primarily due to an increase in accrued liabilities related to accrued interest on notes payable.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 TO SIX MONTHS ENDED JUNE 30, 2005

The net loss of $367,700 for the six months ended June 30, 2006 increased by $267,717 from the net loss of $99,983 for the six months ended June 30, 2005. The increase is from the increase in stock based compensation as described above and recent changes in SEC rules which require valuation of stock as of the date issued.

We generated revenue of $27,329 for the six months ended June 30, 2006 compared $31,839 in the six months ended June 30, 2005. This revenue decrease resulted from production problems from one of the key producing wells and normal declines in other wells during the first quarter of 2006. Total assets increased to $567,448 at June 30, 2006 compared to $237,927 at June 30, 2005. This is primarily reflected in an increase in cash to $136,390 at June 30, 2006 compared to $58,453 at June 30, 2005 and the increased value of oil and gas properties to $476,514 at June 30, 2006 from $196,142 at June 30, 2005

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $42,559 for the quarter ended June 30, 2006 related primarily to professional fees and expenses on producing wells. We are currently generating revenue from seven wells but were not able to generate positive cash flow from operations for the six months ended June 30, 2006. We utilized cash from financing activities to fund investing activities in 2006. The net cash from financing activities increased to $185,000 at June 30, 2006 from $28,407 at June 30, 2005. We intend to continue investing in additional oil and gas projects but will need additional working capital to participate fully at the levels we intend. We expect to raise working capital through private placements, debt financing or equity investment. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure its long-term viability.

RELATED PARTY TRANSACTIONS

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

Pangea has various related party notes payable at June 30, 2006 totaling $528,041 and related accrued interest of $31,422. Pangea replaced these notes payable including accrued interest through December 31, 2005, effective January 1, 2006 with new notes at 12% due December 31, 2007.

OUTLOOK

Pangea has identified additional prospects scheduled for drilling in 2006 in Colorado County, Texas; Henderson County, Texas, Colorado County, Texas; Wharton County, Texas; De Witt County, Texas; and Steuben County, New York. In addition, we are monitoring activity in Henderson County, Wharton County, Fort Bend County and De Witt County, Texas for possible investment. We are also in the process of evaluating several additional prospects for inclusion in the 2006 program.

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

Pangea has taken an interest in a Geneva Reef project covering approximately 3600 acres in CLAY, EFFINGHAM, SHELBY, FAYETTE, AND CUMBERLAND COUNTIES in ILLINOIS. Analysis of 2D seismic in the area indicates that there are at least six geologic features that have the potential to offset successful Geneva Reef production in the area. The next step is to run 3D seismic in the areas of interest and confirm the existence of the reef structure. It is anticipated that at least half of the 2D prospects will have a drillable reef and that the identified reefs will have approximately 3 wells each. Typical total initial reef production has been between 500 and 1000 BOPD on the successful 3D finds. Pangea has a 3.0% working interest and a 2.4% net interest in the project.

HENDERSON COUNTY, TEXAS is an 11500' test in the Rodessa and Pettit with a secondary objective in the Upper Travis Peak. The first well has the potential for an additional well in the fault trap and, if successful, will lead to drilling in four additional analogous fault blocks on the leased acreage. Pangea has a 2% working interest and 1.54% net interest in the first well. It is currently expected that the drilling will proceed in the third quarter of 2006.

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

COLORADO COUNTY, TEXAS is a 4750' test of Frio amplitude anomalies identified in 3D seismic survey data. The prospect is in an area with extensive Frio production and offsets the company's recent Frio well placed on production earlier this year. The well also has the potential for Miocene. The primary objective covers an estimated 400 acres and, if successful, will lead to five to six additional drilling locations. Pangea has a 1.5% working interest and a 1.11% net interest in the prospect, which is expected to be drilled in the third quarter of 2006.

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

Pangea is actively reviewing additional prospects in Texas,Louisiana, Illinois and New York to add new wells to the prospect list. We are continuing our strategy of evaluating primarily shallow, onshore oil and gas projects that avoid investing in "wildcat" or exploratory wells. Focus remains on investing in development well prospects that are supported by seismic data, proven production from the surrounding area and good information from adjacent wells. Additionally, Pangea will continue to diversify our risk by taking a minority working interest in the prospects such that we are not dependent on any one project or highly impacted by an unsuccessful well. The ability to invest further will be heavily dependent on securing additional capital from investors or debt financing. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.

ITEM 3.  CONTROLS AND PROCEDURES.

Charles B. Pollock, our Chief Executive Officer, and Scott Duncan, our Chief Financial Officer, have concluded that our disclosure controls and procedures are not effective. They have evaluated these controls and procedures as of the end of the period covered by this report on Form 10-QSB. In connection with the completion of our review of the financial statements of Pangea for the three months ended June 30, 2006, our auditors identified a number of adjustments which indicate deficiencies in our internal controls related to equity transactions, non-cash compensation, and amortization of oil and gas properties. Pangea will take appropriate steps, including training in these areas, to reduce the need for such adjustments. Other than changes to our procedures, as noted above, there were no changes in our internal controls that have materially effected or reasonably likely to materially effect the internal control of our financial reporting.

                           PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 3, 4, and 5 are omitted.


ITEM 1.  LEGAL PROCEDINGS

On May 7, 2004, the Company was awarded $158,000.00 in its arbitration claim against Clay Exploration, Inc. and Joseph W. Shunta pertaining to a well interest in Duval County, Texas. On September 8, 2004, Pangea entered into a settlement agreement with Clay Exploration whereby Clay agreed to pay Pangea $80,000 and release Pangea from any claims, in exchange for a full release from Pangea. The amount was paid in the 3rd quarter 2004. On June 20, 2006 Pangea entered into an agreement with Joseph W. Shunta. Mr. Shunta agreed to pay Pangea $15,000 and release Pangea from any claims, in exchange for a full release from Pangea, and a release of the property liens still in effect on Mr. Shunta's Texas and Colorado properties. We received the check for $15,000 on June 30, 2006. This amount is in addition to the $8,000 amount received under two prior agreements, bringing the total recovered to $23,000 The Pangea Board of Director's determined that Mr. Shunta had no viable assets to pursue through the remaining property liens and there were no viable economic means to pursue recovery of further award amounts.

As of the date hereof, Pangea is not a party to any further legal proceedings, and none are known to be contemplated against Pangea.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During our quarter ended June 30, 2006, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.

During the three months ended June 30, 2006, Pangea issued a total of 2,296,434 shares of common stock to three individuals who filed for a cashless exercise of warrants. Pangea also issued 15,921,790 shares of common stock to employees and consultants and 100,000 shares for director services and recognized compensation expense of $310,799.

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


            PANGEA PETROLEUM CORPORATION


            By:  /s/ Charles B.  Pollock                   Date: August 18, 2006
                 -------------------------
                 Charles B.  Pollock,
                 Chairman of the Board and
                 Chief Executive Officer