Form 10QSB
period 2006-09-30
PANGEA PETROLEUM CORP
filed 2006-11-14
CIK 1077319

..                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

271,948,698 Shares of $0.001 par value Common Stock outstanding as of November 10, 2006

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

We are including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that could cause actual results to differ materially from those discussed in the forward-looking statements: our dependence on limited cash resources, dependence on certain key personnel within the Company, and the ability to raise additional capital; our ability to secure leases for our oil and gas projects; our ability to obtain acceptable forms and amounts of financing; the demand for, and price level of, our products and services; competitive factors; the ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; the ability to protect proprietary technology; the dependence on key personnel; and the effect of business interruption due to political unrest; oil and gas prices; and our ability to efficiently manage our operations. In addition, our ability to generate long-term value for the common stockholder is dependent upon the acquisition of profitable energy prospects. There are many companies participating in the oil and gas industry, many with greater resources. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow. We believe that we will be able to compete in this environment and will be able to find attractive investments; however, it is not possible to predict competition or the effect this will have on operations. Operations are also significantly affected by factors, which are outside our control, including the prices of oil and natural gas, environmental and governmental regulations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          PANGEA PETROLEUM CORPORATION

                                TABLE OF CONTENTS

                                   ----------

                                                                            Page
                                                                            ----
Unaudited Condensed Financial Statements:

  Unaudited Balance Sheets as of September 30, 2006 and December 31, 2005    F-2

  Unaudited Statements of Operations for the three months and nine months
    ended September 30, 2006 and 2005                                        F-3

  Unaudited Statement of Stockholders' Equity for the nine months ended
    September 30, 2006                                                       F-4

  Unaudited Condensed Statements of Cash Flows for the nine months ended
    September 30, 2006 and 2005                                              F-5

Notes to Unaudited Condensed Financial Statements                            F-6

                          PANGEA PETROLEUM CORPORATION

                                 BALANCE SHEETS

                                   (unaudited)

                                                                    September 30,   December 31,
                                                                         2006           2005
                                                                    -------------   ------------
ASSETS
Current assets:
  Cash                                                              $     71,997    $     56,377
  Accounts receivable                                                      7,573           2,136
  Payroll taxes refundable                                                 9,879           9,879
  Prepaid expenses                                                            --           6,500
                                                                    ------------    ------------
    Total current assets                                                  89,449          74,892
                                                                    ------------    ------------
Property and equipment:
  Oil and gas properties (successful efforts method)                     530,083         242,086
  Other property and equipment                                            18,174          18,174
  Less accumulated depletion, depreciation and amortization              (79,345)        (63,368)
                                                                    ------------    ------------
    Net property and eqruipment                                          468,912         196,892
                                                                    ------------    ------------
      Total assets                                                  $    558,361    $    271,784
                                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable and accrued liabilities                          $         --    $     40,309
  Accrued interest payable to related parties                             47,394          91,911
  Notes payable to related parties                                            --         430,053
                                                                    ------------    ------------
    Total current liabilities                                             47,394         562,273
Notes payable to related parties                                         528,041              --
Obligation for dismantlement and disposal activities                       7,943           7,943
                                                                    ------------    ------------
    Total liabilities                                                    583,378         570,216
                                                                    ------------    ------------
Commitments and contingencies                                                 --              --
Stockholders' deficit:
  Preferred stock: $.001 par value; 10,000,000 shares authorized              --              --
    Common stock: $.001 par value; 500,000,000 shares authorized;
    268,275,806 and 222,676,886 shares issued and outstanding at
    September 30, 2006 and December 31, 2005, respectively               268,275         222,677
  Additional paid-in capital                                          17,992,948      17,257,178
  Deferred compensation                                                   (8,498)             --
  Accumulated deficit                                                (18,277,742)    (17,778,287)
                                                                    ------------    ------------
    Total stockholders' deficit                                          (25,017)       (298,432)
                                                                    ------------    ------------
      Total liabilities and stockholders' deficit                   $    558,361    $    271,784
                                                                    ============    ============

   The accompanying notes are an integral part of these financial statements.

                          PANGEA PETROLEUM CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                 September 30,
                                              ------------   ------------   ---------------------------
                                                  2006           2005           2006           2005
                                              ------------   ------------   ------------   ------------
Revenue                                       $     14,978   $      9,819   $     42,307   $     41,658
                                              ------------   ------------   ------------   ------------
Costs and expenses:
  Lease operating expenses                           4,378          4,044         17,743          7,095
  Production taxes                                     747            513          1,420          3,810
  Salaries, wages and other compensation            98,568        100,100        410,369        116,180
  Other selling, general and administrative         23,475         42,785         64,812         87,530
  Depreciation, depletion and amortization           3,594         (3,858)        16,024         22,189
  Dry hole costs                                        --             --             --             --
                                              ------------   ------------   ------------   ------------
    Total costs and expenses                       130,762        143,584        509,368        258,804
                                              ------------   ------------   ------------   ------------
Loss from operations                              (115,784)      (133,765)      (467,061)      (217,146)
                                              ------------   ------------   ------------   ------------
Other income and (expenses):
  Other income                                        -                -          15,000          8,000
  Interest expense                                 (15,971)       (11,827)       (47,394)       (36,429)
                                              ------------   ------------   ------------   ------------
    Total other income and (expenses), net         (15,971)       (11,827)       (32,394)       (28,429)
                                              ------------   ------------   ------------   ------------
      Net loss                                $   (131,755)  $   (145,592)  $   (499,455)  $   (245,575)
                                              ============   ============   ============   ============
Basic and diluted net loss per common share   $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)
                                              ============   ============   ============   ============
Weighted average common shares                 276,898,021    193,569,248    267,863,234    185,014,801
                                              ============   ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                          PANGEA PETROLEUM CORPORATION

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                  For the nine months ended September 30, 2006

                                   (unaudited)

                                         Common Stock         Additional
                                    ----------------------     Paid-In      Accumulated     Deferred     Stockholders'
                                       Shares      Amount      Capital        Deficit     Compensation      Deficit
                                    -----------   --------   -----------   ------------   ------------   -------------
Balance at December 31, 2005        222,676,886   $222,677   $17,257,178   $(17,778,287)    $    --        $(298,432)
Common Stock issued for cash         13,700,000     13,700       171,300             --          --          185,000
Common stock issued for exercise
  of warrants                         2,296,434      2,296        (2,296)            --          --               --
Common stock issued to compensate
  employees and consultants          21,256,484     21,256       405,112             --      (8,498)         417,870
Common stock issued for
  Asset Purchase Agreement           20,000,000     20,000       150,000             --                      170,000
Cancellation of shares under
Securities Purchase Agreement
Dated December 31, 2001             (11,653,998)   (11,654)       11,654                                          --
Net loss                                     --         --            --       (499,455)         --         (499,455)
                                    -----------   --------   -----------   ------------     -------        ---------
Balance at September 30, 2006       268,275,806   $268,275   $17,992,948   $(18,277,742)    $(8,498)       $ (25,017)
                                    ===========   ========   ===========   ============     =======        =========

   The accompanying notes are an integral part of these financial statements.

                          PANGEA PETROLEUM CORPORATION

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

              For the nine months ended September 30, 2006 and 2005

                                   (unaudited)

                                                      2006        2005
                                                   ---------   ---------
Cash flows from operating activities:
  Net loss                                         $(499,455)  $(245,575)
  Adjustments to reconcile net loss to net cash
    used in operating activities                     448,072     217,256
                                                   ---------   ---------
      Net cash used in operating activities          (51,383)    (28,319)
                                                   ---------   ---------
Cash flows from investing activities:
  Capital and exploratory expenditures              (117,997)    (22,052)
                                                   ---------   ---------
      Net cash used in investing activities         (117,997)    (22,052)
                                                   ---------   ---------
Cash flows from financing activities:
  Proceeds from the sale of common stock             185,000     100,404
                                                   ---------   ---------
      Net cash provided by financing activities      185,000     100,404
                                                   ---------   ---------
Net increase in cash and cash equivalents             15,620      50,033
Cash and cash equivalents at beginning of period      56,377      54,457
                                                   ---------   ---------
Cash and cash equivalents at end of period         $  71,997   $ 104,490
                                                   =========   =========
Supplemental disclosure
Income taxes paid                                  $      --   $      --
Interest paid                                             --          --
Non-cash investing and financing activities -
      Oil and gas properties purchased for stock   $ 170,000          --

   The accompanying notes are an integral part of these financial statements.

                          PANGEA PETROLEUM CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

1.    Summary of Accounting Policies

      The accompanying unaudited interim financial statements of Pangea Petroleum Corporation, a Colorado corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Pangea's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2005, as reported in Form 10-KSB, have been omitted.

2.    Going Concern Considerations

      Since its inception, Pangea has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the nine months ended September 30, 2006 and 2005, Pangea reported net losses of $499,455 and $245,575, respectively.

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

3.    Stockholders' Equity

      During the nine months ended September 30, 2006, Pangea engaged in various transactions affecting stockholders' equity, as follows:

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

      o 21,256,484 shares of common stock was issued to employees and consultants and compensation expense of $426,368 and deferred compensation expense of $8,498 were recorded based on market value on date of issuance.

      o Issued 20,000,000 shares of common stock for the purchase of a property - see Note 4.

      o 11,653,998 shares of common stock were cancelled pursuant to the terms of the December 31, 2001 Stock Purchase Agreement.

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

5.    Related Party Transactions

      Pangea owes various related party notes payable at September 30, 2006 totaling $528,041 and related accrued interest of $47,394. Pangea replaced these notes payable including accrued interest through December 31, 2005 on January 1, 2006 with new notes at 12% due December 31, 2007.

6.    Outside Director Compensation

      On July 1, 2005, Pangea awarded compensation for outside directors of 100,000 common shares per quarter and 100,000 common shares per meeting. Pangea also awarded compensation for non board member officers who participate in the board meetings of 100,000 common shares per meeting. During the nine months ended September 30, 2006, Pangea issued 300,000 shares for such services valued at $5,770.

7.    Subsequent Event

      During October 2006, Pangea issued:

            o 2,252,892 shares of common stock with a fair value of $36,104 to two officers for services.

            o 1,200,000 shares of common stock with a fair value $18,000 to a consultant for services.

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

Since our inception, we have recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the nine months ended September 30, 2006, we reported a loss of $499,455 while a loss of $245,575 was reported for the nine months ended September 30, 2005.

Our long-term viability as a going concern is dependent on certain key factors, as follows:

      o Our ability to continue to obtain sources of outside financing to allow the Company to continue to make strategic investments in new oil and gas well prospects.

      o Our ability to locate attractive development prospects, and coordinate with timely funding that will allow the Company to continue to increase oil and gas reserves and production.

      o Our ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

RESULTS OF OPERATIONS

During the third quarter of 2006, we reported $14,978 in revenue. This revenue is from the interest in eight producing wells.

Our prospect in White County, Illinois, which encompasses approximately 880 acres, commenced drilling in April 2006. The primary target was the Warsaw sand at 4200' which was encountered as expected, completed and placed on production in early August 2006 at the rate of 25 BOPD. After the first month the well has pumped at an average rate of 14 BOPD. Pangea has a 2.25% working interest and 1.8% net interest in the project. Additional drilling locations are present on the acreage and will be evaluated for development as production from the first well proceeds.

The planned Frio well in Wharton County, Texas was drilled in September 2006 to a total depth of 5253' to test several amplitude anomalies identified in 3D seismic survey data. The prospect is in an area with extensive Frio production and discovered several potential intervals that were tested and judged to be non-commercial. The well was plugged and abandoned. Pangea had a 3% drilling interest and a 2.25% working interest in the prospect.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THREE MONTHS ENDED SEPTEMBER 30, 2005.

The net loss of $131,755 for the three months ended September 30, 2006 decreased by $13,837 from the net loss of $145,592 for the three months ended September 30, 2005. The reduction results from a 50% increase in revenue and a 70% decrease in administrative expense partially offset by an increase in stock based compensation. The increase in stock based compensation is the result of recent changes in SEC rules which require valuation of stock as of the date issued.

Pangea generated revenue from the participation in ongoing oil and gas wells in the amount of $14,978 for the three months ended September 30, 2006, compared to $9,819 in revenue for the three months ended September 30, 2005. This revenue increase resulted from production during the quarter due to the addition of three new wells during the first nine months of 2006. Total assets increased to $558,361 at September 30, 2006 compared to $289,601 at September 30, 2005. This increase is primarily reflected in oil and gas properties (successful efforts method), which increased to $530,083 at September 30, 2006 compared to $201,256 at September 30, 2005.

Total liabilities at September 30, 2006 are $583,378 compared to $539,476 at September 30, 2005. The increase in liabilities is primarily due to an increase in accrued liabilities related to accrued interest on notes payable.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 TO NINE MONTHS ENDED SEPTEMBER 30, 2005

The net loss of $499,455 for the nine months ended September 30, 2006 increased by $253,880 from the net loss of $245,575 for the nine months ended September 30, 2005. The increase results entirely from the increase in stock based compensation in 2006. The first six months of 2005 reflected the company management's voluntary suspension of salary payments, which were reinstated during the third quarter 2005 and have continued monthly since that time.

We generated revenue of $42,307 for the nine months ended September 30, 2006 compared $41,658 in the nine months ended September 30, 2005. This increase in revenue reflects the participation in ongoing oil and gas wells. Total assets increased to $558,361 at September 30, 2006 compared to $289,601 at September 30, 2005. This primarily reflects the increased value of oil and gas properties to $530,083 at September 30, 2006 from $201,256 at September 30, 2005, as well as an increase in cash to $104,490 at September 30, 2006 compared to $56,377 at September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $51,383 for the quarter ended September 30, 2006 related primarily to professional fees and expenses on producing wells. For the nine months ended September 30, 2006, we were not able to generate positive cash flow from operations. However, we are generating revenue from eight wells. We utilized cash from financing activities to fund investing activities in 2006. The net cash from financing activities increased to $185,000 at September 30, 2006 from $100,404 at September 30, 2005. We intend to continue investing in additional oil and gas projects but will need additional working capital to participate fully at the levels we intend. We expect to raise working capital through private placements, debt financing or equity investment. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure its long-term viability.

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

Pangea has various related party notes payable at September 30, 2006 totaling $528,041 and related accrued interest of $47,394. On January 1, 2006, we issued replacement notes payable with a 12% interest rate due December 31, 2007.

OUTLOOK

We have identified additional prospects scheduled for drilling in 2006 in Henderson County, Texas, and Colorado County, Texas. In addition, we are monitoring additional activity in Henderson County, Wharton County, Fort Bend County and De Witt County, Texas and anticipate several prospects to be ready for drilling in Illinois and New York in 2007. We are also in the process of evaluating several additional prospects for inclusion in the 2007 program.

Pangea has a 1.5% working interest in Fort Bend County, Texas, which is a 421 acre project currently producing approximately 7,500 barrels of oil per month from fifteen wells, on five leases, in the Miocene and Frio sands. We are negotiating with the operator to begin receiving revenue from the project during the fourth quarter 2006. We purchased the interest in the first quarter 2006 but have not received revenue while new development on the lease properties was being funded by the operator.

Pangea's 2.5% working interest in Stueben County, New York, which covers approximately 50,000 acres, has completed shooting twenty-two square miles of 3-D seismic. The data is being processed and drilling prospects are being examined. Thus far there are two well defined drilling prospects in the Trenton Black River and two leads identified in the Oriskany and Onandaga Reef sands. Plans are being made to initiate drilling in 2007.

Pangea has taken an interest in a Geneva Reef project covering approximately 3600 acres in Clay, Effingham, Shelby, Fayette, and Cumberland Counties in Illinois. Analysis of 2D seismic in the area indicates that there are at least six geologic features that have the potential to offset successful Geneva Reef production in the area. The next step is to run 3D seismic in the areas of interest and confirm the existence of the reef structure. It is anticipated that at least half of the 2D prospects will have a drillable reef and that the identified reefs will have approximately 3 wells each. Typical total initial reef production has been between 500 and 1000 BOPD on the successful 3D finds. Pangea has a 3.0% working interest and a 2.4% net interest in the project. Bids for the seismic work will be awarded in the fourth quarter 2006.

Henderson County, Texas is an 11500' test in the Rodessa and Pettit with a secondary objective in the Upper Travis Peak. The first well has the potential for an additional well in the fault trap and, if successful, will lead to drilling in four additional analogous fault blocks on the leased acreage. Pangea has a 2% working interest and 1.54% net interest in the first well. It is currently expected that the drilling will proceed near the end of the fourth quarter of 2006.

Colorado County, Texas is a 4750' test of Frio amplitude anomalies identified in 3D seismic survey data. The prospect is in an area with extensive Frio production and offsets the company's recent Frio well placed on production earlier this year. The well also has the potential for Miocene. The primary objective covers an estimated 400 acres and, if successful, will lead to five to six additional drilling locations. Pangea has a 2.0% working interest and a 1.5% net interest in the prospect, which is expected to be drilled in the fourth quarter of 2006.

De Witt County, Texas is a 4800' test of several stacked Yegua objectives identified by 3D seismic data. The prospect is on trend with existing Yegua production and there is considerable shallow Frio and Miocene production that appears in the area. Two recent 3D wells to the south back up the seismic analysis on the prospect and if successful, the lease could provide a follow-up location. Pangea has committed to a 6.67% working interest and a 5% net interest in the prospect. It is expected that rig availability will allow this well to be drilled in early 2007.

Pangea is actively reviewing additional prospects in Texas, Louisiana, Illinois and New York to add new wells to the prospect list. We are continuing our strategy of evaluating primarily shallow, onshore oil and gas projects that avoid investing in "wildcat" or exploratory wells. Focus remains on investing in development well prospects that are supported by seismic data, proven production from the surrounding area and good information from adjacent wells. Additionally, Pangea will continue to diversify our risk by taking a minority working interest in the prospects such that we are not dependent on any one project or highly impacted by an unsuccessful well. The ability to invest further will be heavily dependent on securing additional capital from investors or debt financing. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.

ITEM 3. CONTROLS AND PROCEDURES.

Charles B. Pollock, our Chief Executive Officer, and Scott Duncan, our Chief Financial Officer, have concluded that our disclosure controls and procedures are not effective. They have evaluated these controls and procedures as of the end of the period covered by this report on Form 10-QSB. In connection with the completion of our review of the financial statements of Pangea for the three months ended September 30, 2006, our auditors identified a number of adjustments which indicate deficiencies in our internal controls related to equity transactions, non-cash compensation, and amortization of oil and gas properties. Pangea will take appropriate steps, including training in these areas, to reduce the need for such adjustments. Other than changes to our procedures as noted above, there were no changes in our internal controls that have materially effected or reasonably likely to materially effect the internal control of our financial reporting.

                           PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, 4, and 5 are omitted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During our quarter ended September 30, 2006, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.

During the three months ended September 30, 2006, Pangea issued a total of 5,134,694 shares of common stock to employees and consultants and 100,000 shares for director services and recognized compensation expense of $106,550.

ITEM 6 EXHIBITS.

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

PANGEA PETROLEUM CORPORATION


By: /s/ Charles B.  Pollock             Date: November 14, 2006
    ---------------------------------
    Charles B. Pollock,
    Chairman of the Board and
    Chief Executive Officer