Form 10KSB
period 2006-12-31
PANGEA PETROLEUM CORP
filed 2007-04-10
CIK 1077319

UNITED STATES SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              For Fiscal Year Ended
                                December 31, 2006

                            Commission File #0-30503
                          PANGEA PETROLEUM CORPORATION
                 (Name the small business issuer in its charter)

                                    COLORADO
         (State or other jurisdiction of incorporation or organization)

                                   76-0635938
                        (IRS Employer Identification No)

                9801 Westheimer, Suite 302, Houston, Texas 77042
               (Address of principal executive offices)(Zip Code)

                                 (713) 706-6350
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

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

Revenues for year ended December 31, 2006: $38,497. The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 20, 2007 was $1,637,368. The number of shares of common stock outstanding as of March 20, 2007 was 290,780,986.

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

Item 3.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of Security Holders


                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities

Item 6.     Management's Discussion and Analysis or Plan of Operations

Item 7.     Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.    Controls and Procedures

Item 8B.    Other Information

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Item 10.    Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12.    Certain Relationships and Related Transactions, and Director
            Independence

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

Our projects are focused on low risk development type drilling. Each project is screened looking at depth, seismic data available, surrounding production from similar wells, and proximity to infrastructure. We seek to hold a minority non-operating interest in the projects and, thus, also closely examine the project operator to determine that they have the experience and operating philosophy that is consistent with Pangea quality expectations. The well drilling cost and upfront cost to buy in to the prospect are estimated.

We then utilizes a risk based economic evaluation that compares "high", "most likely", and "low" production and price scenarios to rank projects for investment. Our overall Business Plan employs the same technique for price and production, and in addition, uses "high", "most likely" and "low" scenarios to factor in a projection for the number of potential dry holes that may be encountered in the drilling program each year. The "most likely" case is designed to have a 50% chance of being achieved. The "high" and "low" cases then define the boundaries of an 80% range, such that there is a 10% chance of achieving the "high" case and a 90% chance of achieving the "low" case.

We attempt to design a drilling program that will be attractive, even in the low case assumption range, by choosing generally lower risk wells from prospects at shallower depths. This philosophy allows Pangea to avoid the unnecessarily complex down-hole environments which are often encountered in deeper wells, and which often invite very expensive and unreliable results.

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

We are managed by a small experienced team focused on finding and structuring attractive oil and gas investment opportunities. Our goal is to create long-term value for our investors by building a onshore oil and natural gas reserve base.

 In summary, Pangea seeks to acquire and exploit properties with the following characteristics:

|X|   primarily Gulf Coast Basin locations,
|X|   an established production history and infrastructure,
|X|   multiple productive sands and reservoirs,
|X| low current production levels with significant identified proven and potential reserve opportunities and,
|X|   the opportunity to obtain a minority interest.

RISK FACTORS

Going Concern Risk

We have had and could have in the future losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

In Note #2 to our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, we have suffered recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2006 and 2005, we reported net income and losses and negative cash flows from operations as follows:

                                                         2006          2005
                                                     ------------   -----------
Loss from operations                                 ($  962,566)   ($  508,366)
Net Loss from continuing operations                  ($1,010,931)   ($  542,737)
Net cash provided by (used in) operating activities   $ (113,169)    $      562

Our continuing negative operating results have produced a working capital deficit of $540,449 at December 31, 2006. This is an increase compared to a working capital deficit of $487,381 at December 31, 2005, and reflects the additional loss of 11% from 2006 operations. The above factors represent a substantial improvement over year 2005 performance; however the net loss from continuing operations continues to raise doubt about our ability to fully establish the Company.

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

EMPLOYEES

As of December 31, 2006, we had two full-time employees. We also retain independent geological and engineering consultants and administrative assistance as needed and expect to continue to do so in the future.

ITEM 2.  DESCRIPTION OF PROPERTY

Pangea's principal executive offices are located at 9801 Westheimer, Suite 302, Houston, Texas 77042 in approximately 140 square feet of office space that is leased on a one-year contract basis expiring March 31, 2007 for $763 per month. We will continue to lease this space on a month to month basis for $932 a month until management can locate another space that meets our needs.

ITEM 3.  LEGAL PROCEEDINGS

None

                                     PART II

ITEM 5.  MARKET FOR  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for the fiscal years ended December 31, 2005 and December 31, 2006. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                         Period      High     Low
                        --------    ------   -----

                          2005

First Quarter                        .034     .006
Second Quarter                       .021     .008
Third Quarter                        .014     .008
Fourth Quarter                       .054     .008

                          2006

First Quarter                        .036     .007
Second Quarter                       .054     .018
Third Quarter                        .039     .015
Fourth Quarter                       .023     .011

The closing price of our common stock as of March 20, 2007 was $.011 per share. As of March 20, 2007 there were approximately 612 certificate shareholders of record and 290,780,986 common shares outstanding.

OUR TRANSFER AGENT IS:
Olde Monmouth Stock Transfer Co., Inc.
200 Memorial Parkway
Atlantic Highlands, New Jersey 07716

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS FOR FISCAL YEAR ENDED DECEMBER 31, 2006

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                Number of Securities to be   Weighted-average price of    Number of Securities
                                issued upon exercise of      outstanding options          remaining available for
                                outstanding options,         warrants and rights          future issuance under
                                warrants and rights                                       equity compensation
                                                                                          plans(excluding securities
                                                                                          reflected in column (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders            25,000,000                      $0.11                      6,281,190
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders                 0                            0                            0
------------------------------- ---------------------------- ---------------------------- ----------------------------
TOTAL                                   25,000,000                      $0.11                      6,281,190
------------------------------- ---------------------------- ---------------------------- ----------------------------

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

DIVIDENDS

We have never declared dividends. We presently intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available, our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM UNREGISTERED SECURITIES

None

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

RESULTS OF OPERATIONS

We participated in drilling five wells in 2006. Three of those wells are producing and one well encountered reserves, was tested and due to mechanical difficulties, was found to be sub-commercial reserves. The well was abandoned as a dry hole. One additional well was a dry hole and was abandoned following drilling. This resulted in a 60% success rate, which is above the Company's target success rate of 50% and just below the 66% rate we achieved in 2005. Production in 2006 was down 40% to 5.1 million cubic feet of gas equivalent, versus 8.6 million cubic feet in 2005. The successful drilling in 2006 was partially offset by a larger than anticipated production declines in two of the producing areas; however, the addition of Fort Bend County properties in the fourth quarter returns the production rate to 2005 levels.

Pangea acquired in the first quarter 2006 an approximate 1.5% working interest in Fort Bend County, Texas. This is a 421 acre project currently producing approximately 7,500 barrels of oil per month from fifteen wells, in five leases, in the Miocene and Frio sands. We began receiving revenue from the project during the fourth quarter 2006. The project also drilled a new well and placed it on production during the fourth quarter. In 2006, the project was assessed a $31,430 impairment to adjust the acquisition value to the current evaluation of proved developed reserves. . We are currently evaluating the project to determine if there is a favorable alternative for acquiring an additional 1-2% working interest in the field.

We participated in drilling a prospect in White County, Illinois, on an approximately 880 acre tract. The primary target was the Warsaw sand at 4200' with a secondary objective to test a geologic feature in the Trenton Black River at approximately 8500'. The Trenton was found along with the underlying St. Peter; however, both were wet in this location. They will be evaluated for a future up structure location. The primary Warsaw objective was excellent as well as the Salem immediately above. The well was placed on production in July 2006 after construction of facilities and installation of pumping equipment. The well has produced 15-20 BOPD from the Warsaw and Salem sands since going on line. Pangea has a 2.25% working interest and 1.82% net interest in the project. Additional drilling locations on the prospect are being evaluated.

In the third quarter of 2004 a 9200' test of the Lower Wilcox was drilled in Liberty County, Texas. The Lower Wilcox was present but not commercial, however, two zones were logged in the Yegua sands, which are productive throughout the area. The first zone was completed and placed on production late November 2004 at the rate of 225 MCFD. In November 2006, a workover was done in the second Yegua sand resulting in less production than expected at 135 MCFD. In 2006, the reserves were downgraded causing a $31,100 impairment value to be placed on the well. The well was placed on production at approximately 160 MCF in November, 2006. Pangea has a 5% working interest (3.75% net revenue interest) in the well.

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

In February 2006, we purchased a 7% working interest (5.25% net interest) in a re-entry workover in Brazoria County, Texas. The well was drilled in 2002 and experienced mechanical difficulty in the first of four zones in the Miocene sands. The logs indicate three additional sands which will be sequentially completed for the project. A workover rig moved in at the end of March 2006. The workover in the first zone was successful. Following facilities construction and pipeline connection the well was placed on production at a 250 MCFD restricted rate. This prospect will likely have two to three additional well locations. To date, we have not received revenue from this project, as the operator has had mechanical difficulties with the surface sales equipment. It is expected that these issues will be resolved in the second quarter 2007. In 2006, a $21,000 impairment value was placed on the well pending results of operations.

Colorado County, Texas was a redrill of a 10000' Wilcox well drilled in 2005 that was idled due to mechanical problems. The well was drilled at the end of June and casing was set at 9740' in July. This project was developed based on 3D seismic data and analysis of existing Wilcox formations in the area. Pangea has a 1.5% working interest and a 1.125% net interest in the prospect. The initial well encountered several attractive Wilcox and Yegua sands. The redrill was placed on production in August at the rate of 200 MCFD and 10 BOPD. The well operator made a unilateral decision to perform a fracture treatment on the interval, with the hope of increasing the production rate. The rate did increase briefly to 750 MCFD, however, the fracture treatment also allowed the water rate to increase from 1 BWPD to 250 BWPD. The water completely overwhelmed the hydrocarbon production and resulted in another mechanical well failure. Both wells are judged to be unrepairable and as of the end of 2006 the leases are expiring due to lack of production. The original well and the redrill were abandoned in 2006 resulting in a write off of $29,845. It is our opinion that several Wilcox and Yegua intervals are present in this prospect. We are working with the original project developer to reacquire the leases and work with a more competent operator to do and effective job of drilling and completing producing wells on the prospect. It is unknown if we will eventually participate, and if we do, it is unknown what working interest we will take in the new development

Pangea participated in September 2006 in one well in Wharton County, Texas that was drilled to a total depth of 5253' to test several Frio amplitude anomalies identified in 3D seismic survey data. The prospect is in an area with extensive Frio production and discovered several potential intervals that were tested and judged to be non-commercial. The well was plugged and abandoned in November 2006 resulting in a write off of $17,835. Pangea had a 3% drilling interest and a 2.25% working interest in the prospect.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of its financial condition and results of operations as of December 31, 2006 are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

OIL AND GAS PRODUCING ACTIVITIES

We follow the "successful efforts" method of accounting for our oil and gas properties. Under this method of accounting, all property acquisition costs (cost to acquire mineral interests in oil and gas properties) and costs (to drill and equip) of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves in commercial quantities, the costs associated with the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Management estimates the future liability for plugging and abandonment of the related wells. Accordingly, a net cost of $7,943 has been recorded for plugging and abandonment.

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


COMPARISON OF YEAR ENDED DECEMBER 31, 2006 TO YEAR ENDED DECEMBER 31, 2005.

Revenues were $38,497 in 2006 compared to revenue of $57,360 in 2005 reflecting a decrease of 33% or $18,863 in revenue in 2006. This decrease in revenue reflects a drop in production during the year that was partially offset by slightly higher contract oil and gas prices in 2006 versus 2005. During the fiscal year 2006 $172,506 was used for capital and exploratory expenditures compared to $101,046 in 2005 (using the successful effort method of accounting).

The $468,194 increase in the net loss from continuing operations to $1,010,931 for the year ended December 31, 2006 from $542,737 for the year ended December 31, 2005 is due to a few factors. Impairment of oil and gas properties increased $67,959 in 2006. This was due to the plug and abandonment costs recorded in 2006 for the drilled and abandoned wells of $73,105, while no costs were recorded in 2005. There was an increase in Selling, General and Administrative expenses including stock based compensation, which increased by $249,934 to $737,101 in 2006 compared to $487,167 in 2005. There was also an increase in lease operating expenses of $4,658 and DD&A increased by $43,357 in 2006.

During the year ended December 31, 2006, we reported a net loss of $1,010,931 compared to a net loss of $542,737 for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have suffered recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.

Our capital and exploratory expenditures of $172,506 for the fiscal year 2006 were used to invest in five wells. Three of the wells were generating revenue at year end. We have not been able to generate positive cash flow from operations. We utilized cash from financing activities and from monies received from settlement income to fund these investments. The net cash from financing activities increased in 2006 to $282,988 from $100,404 in 2005. We intend to continue investing in additional oil and gas projects but will need additional financing from private placements, debt financing or equity investment in order to participate fully and at the levels we intend. There can be no assurance that any of the plans developed by Pangea will produce cash flows sufficient to ensure its long-term viability.

Our long-term viability as a going concern is dependent on certain key factors, as follows:

- Our ability to continue to obtain sources of outside financing that will supplement current income and allow us to continue to make strategic investments in new oil and gas well prospects.

- Our ability to coordinate attractive development prospects, with timely funding that will allow us to continue to increase oil and gas reserves and production.

- Our ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations as well as make timely new well investments.

RECENT FINANCING

On January 30, 2006, we received $35,000 and on February 21, 2006 we received $150,000 from two investors for the sale of our restricted common stock .

 2007 OUTLOOK

We have identified additional prospects scheduled for drilling in 2007 in Henderson County, Texas, and Colorado County, Texas. In addition, we are monitoring additional activity in Henderson County, Wharton County, Fort Bend County and De Witt County, Texas and anticipate several prospects to be ready for drilling in Illinois and New York in 2007. We are also in the process of evaluating several additional prospects for inclusion in the 2007 program.

Pangea's 2.5% working interest in Stueben County, New York, which covers approximately 50,000 acres, has completed shooting twenty-two square miles of 3-D seismic. The data is being processed and drilling prospects are being examined. Thus far there are two well defined drilling prospects in the Trenton Black River and two leads identified in the Oriskany and Onandaga Reef sands. Plans are being made to initiate drilling in the third quarter of 2007.

Pangea has taken an interest in a Geneva Reef project covering approximately 3600 acres in Clay, Effingham, Shelby, Fayette, and Cumberland Counties in Illinois. Analysis of 2D seismic in the area indicates that there are at least six geologic features that have the potential to offset successful Geneva Reef production in the area. The next step is to run 3D seismic in the areas of interest and confirm the existence of the reef structure. It is anticipated that at least half of the 2D prospects will have a drillable reef and that the identified reefs will have approximately three wells each. Initial total reef production has been between 500 and 1000 BOPD on the successful 3D finds. Pangea has a 3.0% working interest and a 2.4% net interest in the project. Bids for the seismic work were awarded in the fourth quarter 2006, and it is expected that the seismic work will proceed when the weather clears during the 2nd quarter 2007.

Henderson County, Texas is an 11500' test in the Rodessa and Pettit with a secondary objective in the Upper Travis Peak. The first well has the potential for an additional well in the fault trap and, if successful, will lead to drilling in four additional analogous fault blocks on the leased acreage. Pangea has a 2% working interest and 1.54% net interest in the first well. The well has had difficulty obtaining the necessary leases for the surface drilling location and has been delayed since the 4th quarter of 2006. It is currently expected that the drilling site leases will be resolved and that a rig will be available to drill the well bore the end of the 2nd quarter 2007.

Colorado County, Texas is a 4750' test of Frio amplitude anomalies identified in 3D seismic survey data. The prospect is in an area with extensive Frio production and offsets the company's recent Frio well placed on production earlier this year. The well also has the potential for Miocene. The primary objective covers an estimated 400 acres and, if successful, will lead to five to six additional drilling locations. Pangea has a 2.0% working interest and a 1.5% net interest in the prospect, which is expected to be drilled in the 2nd quarter of 2007.

De Witt County, Texas is a 4800' test of several stacked Yegua objectives identified by 3D seismic data. The prospect is on trend with existing Yegua production and there is considerable shallow Frio and Miocene production that appears in the area. Two recent 3D wells to the south back up the seismic analysis on the prospect and, if successful, the lease could provide a follow-up location. We have committed to a 6.67% working interest and a 5% net interest in the prospect. It is expected that rig availability will allow this well to be drilled in the fourth quarter 2007.

We are actively reviewing additional prospects in Texas, Louisiana, Illinois and New York to add new wells to the prospect list. We are continuing our strategy of evaluating primarily shallow, onshore oil and gas projects that avoid investing in "wildcat" or exploratory wells. Focus remains on investing in development well prospects that are supported by seismic data, proven production from the surrounding area and good information from adjacent wells. Additionally, we will continue to diversify our risk by taking a minority working interest in the prospects such that we are not dependent on any one project or highly impacted by an unsuccessful well. The ability to invest further will be heavily dependent on securing additional capital from investors or debt financing. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.

OFF BALANCE SHEET ARRANGEMENT

During the year ended December 31, 2006, we had no off balance sheet arrangements.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of the company are set forth beginning on page F-1.

                          PANGEA PETROLEUM CORPORATION






                        CONSOLIDATED FINANCIAL STATEMENTS
          WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
                 For the years ended December 31, 2006 and 2005

                          PANGEA PETROLEUM CORPORATION
                                TABLE OF CONTENTS

                                   ----------

                                                                       Page
                                                                       ----

Reports of Independent Registered Public Accounting Firms              F-3 & F-4

Consolidated Financial Statements:

  Consolidated Balance Sheet as of December 31, 2006                   F-5

  Consolidated Statements of Operations for the years
    ended December 31, 2006 and 2005                                   F-6

  Consolidated Statements of Stockholders' Deficit for
    the years ended December 31, 2006 and 2005                         F-7

  Consolidated Statements of Cash Flows for the years
    ended December 31, 2006 and 2005                                   F-8

Notes to Consolidated Financial Statements                             F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  Pangea Petroleum Corporation
  Houston, Texas

We have audited the accompanying consolidated balance sheet of Pangea Petroleum Corporation as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of Pangea Petroleum Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pangea Petroleum Corporation as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced significant losses. Those conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

March 22, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Pangea Petroleum Corporation

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Pangea Petroleum Corporation for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results operations and cash flows of Pangea Petroleum Corporation for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /a/ Ham, Langston & Brezina, L.L.P.



Houston, Texas
March 15, 2006

                          PANGEA PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2006

     ASSETS
     ------

Current assets:
  Cash                                                                           $     53,690
  Payroll taxes refundable                                                              7,131
                                                                                 ------------

    Total current assets                                                               60,821

Property and equipment:
  Oil and gas properties (successful efforts method), net of accumulated
   depletion of $112,000                                                              209,903
                                                                                 ------------

      Total assets                                                               $    270,724
                                                                                 ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities
  Accounts payable                                                               $      9,864
  Accrued interest payable to related parties                                          63,365
  Notes payable to related parties                                                    528,041
                                                                                 ------------

     Total current liabilities                                                        601,270

Asset retirement obligations                                                            7,943
                                                                                 ------------

    Total liabilities                                                                 609,213
                                                                                 ------------


Commitments and contingencies                                                              --

Stockholders' deficit:
  Preferred stock: $.001 par value; 10,000,000 shares authorized,
    none issued and outstanding                                                            --
  Common stock: $.001 par value; 500,000,000 shares authorized;
    281,258,566 shares issued and outstanding                                         281,259
  Additional paid-in capital                                                       18,173,717
  Deferred compensation                                                                (4,247)
  Accumulated deficit                                                             (18,789,218)
                                                                                 ------------

    Total stockholders' deficit                                                      (338,489)
                                                                                 ------------

      Total liabilities and stockholders' deficit                                $    270,724
                                                                                 ============


                     See summary for significant accounting
            policies and notes to consolidated financial statements.

                          PANGEA PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 2006 and 2005

                                                      2006             2005
                                                 -------------    -------------

Revenue from operations                          $      38,497    $      57,360

Costs and expenses:
  Lease operating expenses                              18,217           13,559
  Production tax                                         3,636            7,312
  Selling, general and administrative,
    including stock based compensation                 737,101          487,167
  Impairment of oil and gas properties                  90,938           22,979
  Plug and abandonment costs                            73,105               --
  Depletion and depreciation                            78,066           34,709
                                                 -------------    -------------

      Total costs and expenses                       1,001,063          565,726
                                                 -------------    -------------

         Loss from operations                         (962,566)        (508,366)

Other income and (expenses)
  Interest expense                                     (63,365)         (42,371)
  Settlement income                                     15,000            8,000
                                                 -------------    -------------

            Net loss                             $  (1,010,931)   $    (542,737)
                                                 =============    =============


Weighted average common shares outstanding         269,385,275      193,782,389
                                                 =============    =============

Basic and diluted net loss per common share      $       (0.00)   $       (0.00)
                                                 =============    =============


                     See summary for significant accounting
            policies and notes to consolidated financial statements.

                          PANGEA PETROLEUM CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     Years ended December 31, 2006 and 2005

                                                           Additional    Unissued                                       Total
                                    Common Stock            Paid-In       Common       Accumulated      Deferred     Stockholders'
                               Shares         Amount        Capital        Stock         Deficit      Compensation     Deficit
                           ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance at
December 31, 2004           175,694,413   $    175,694   $ 16,614,739   $    192,833   $(17,235,550)  $     (2,000)  $   (254,284)

Common stock issued
 for cash                    15,785,000         15,785         81,215             --             --             --         97,000

Common stock issued
  to compensate
  employees and
  consultants                28,134,664         28,135        348,550             --             --          2,000        378,685

Common stock issued
  upon exercise
  of warrants                 1,562,809          1,563          1,841             --             --             --          3,404

Common stock iss
  for professional fees       1,500,000          1,500         18,000             --             --             --         19,500

Reversal of unissued
  common stock upon
  expiration of
  agreement                          --             --        192,833       (192,833)            --             --             --

Net loss                             --             --             --             --       (542,737)            --       (542,737)
                           ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance at
December 31, 2005           222,676,886        222,677     17,257,178             --    (17,778,287)            --       (298,432)

Common stock issued
  for cash                   13,700,000         13,700        171,300             --             --             --        185,000

Common stock issued
  for exercise
  of cashless
  warrants                    2,296,434          2,296         (2,296)            --             --             --             --

Common stock issued
  to compensate employees
  and consultants            34,239,244         34,239        585,882             --             --         (4,247)       615,874

Common stock issued
  for Asset Purchase
  Agreement                  20,000,000         20,000        150,000             --             --             --        170,000

Cancellation of shares
  Under Securities
  Purchase Agreement
  Dated December 31, 2001   (11,653,998)       (11,654)        11,654             --             --             --             --


Net loss                             --             --             --             --     (1,010,931)            --     (1,010,931)
                           ------------   ------------   ------------   ------------   ------------   ------------   ------------


Balance at
December 31, 2006           281,258,566   $    281,259   $ 18,173,717             --   $(18,789,218)  $     (4,247)  $   (338,489)
                                          ============   ============   ============   ============   ============   ============


                     See summary for significant accounting
            policies and notes to consolidated financial statements.

                          PANGEA PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2006 and 2005

                                                                  2006           2005
                                                              ------------   ------------
Cash flows from operating activities:
  Net loss                                                    $ (1,010,931)  $   (542,737)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:

    Depletion and depreciation expense                              78,066         34,709
    Impairment of oil and gas properties                            90,938         22,979
    Dry hole expense                                                54,119             --
    Plug and abandonment costs                                      73,105             --
    Common stock issued as compensation for services               615,874        378,685
    Warrants issued for compensation for services                       --         19,500
    Changes in assets and liabilities:
      Accounts receivable                                            2,136          8,741
      Prepaid expenses                                               6,500         (6,500)
      Payroll taxes refundable                                       2,748             --
      Accounts payable and accrued liabilities                     (25,724)        85,656
      Dismantlement obligation                                          --           (470)
                                                              ------------   ------------

          Net cash provided by operating activities               (113,169)           562
                                                              ------------   ------------

Cash flows from investing activities:
  Capital and exploratory expenditures                            (172,506)      (101,046)
  Proceeds from sale of interest in well                                --          2,000
                                                              ------------   ------------

          Net cash used in investing activities                   (172,506)       (99,046)
                                                              ------------   ------------

Cash flows from financing activities:
  Proceeds from the sale of common stock                           185,000        100,404
  Proceeds from notes payable                                       97,988             --
                                                              ------------   ------------


          Net cash provided by financing activities                282,988        100,404
                                                              ------------   ------------

Net change in cash and cash equivalents                             (2,687)         1,920

Cash and cash equivalents at beginning of year                      56,377         54,457
                                                              ------------   ------------

Cash and cash equivalents at end of year                      $     53,690   $     56,377
                                                              ============   ============

Supplemental Disclosures:
Cash paid for interest                                        $         --   $         --
Cash paid for income taxes                                              --             --
Noncash investing and financing activities:
   Oil and gas property acquired with common stock issuance   $    170,000             --
   Cashless exercise of warrants                                     2,296             --
   Cancellation of shares                                           11,654             --


                     See summary for significant accounting
            policies and notes to consolidated financial statements.

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

      Accounting Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. These estimates mainly involve the useful lives of property and equipment, the impairment of unproved oil and gas properties, the valuation of deferred tax assets and the realizability of accounts receivable.

      Fair Value of Financial Instruments

      The Company includes fair value information in the notes to consolidated financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

      Cash and Cash Equivalents

      For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

      Oil and Gas Producing Activities

      The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs (cost to acquire mineral interests in oil and gas properties) and costs (to drill and equip) of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves in commercial quantities, the costs associated with the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Management has performed an analysis and developed an estimate for plugging and abandoning wells of $7,943 at December 31, 2006.

      In 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" which was adopted by Pangea when Pangea first acquired oil and gas properties. SFAS 143 requires entities to record the fair value of a liability for asset retirement obligations ("ARO") in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Pangea accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Pangea's risk-free interest rate. No market risk premium has been included in Pangea's calculation of the ARO balance. Pangea's ARO liability at December 31, 2006 is $7,943.

      Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and, if necessary, a loss is recognized by providing an impairment allowance. Pangea recorded $90,938 and $22,979 of impairment expense in the years ended December 31, 2006 and 2005, respectively. Other unproved properties are amortized based on the Company's average holding period.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies, continued

      Oil and Gas Producing Activities (continued)

      Capitalized costs of producing oil and gas properties after considering estimated dismantlement and abandonment costs and estimated salvage value, are depreciated and depleted by the unit-of-production method. On the sale or retirement of a complete unit of proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in the statement of operations.

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

      Impairment of Long-Lived Assets

      In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. Based upon a recent evaluation by management, an impairment write-down of the Company's long-lived assets was recorded to write such assets down to their estimated net realizable value resulting in an impairment expense of $90,938 and $22,979 in 2006 and 2005, respectively.

      Asset Retirement Obligation

      Estimated costs related to the abandonment of wells are based on the depth of the well and the completion type and are based on past cost of similar wells. Asset retirement obligations at December 31, 2006 was $7,943.

      Concentration of Credit Risk and Major Customers

      Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits. During the years ended December 31, 2006 and 2005, 100% of the Company's revenues were received from two customers.

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

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies, continued

      Stock Based Compensation

      Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. In January 2006, the Company implemented SFAS No. 123R, and accordingly, the Company accounts for compensation cost for stock option plans in accordance with SFAS No. 123R.

      During 2005, the Company applied APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in the Company's consolidated financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. There were no stock options granted in 2005.

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

      Earnings Per Share

      The Company adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings-per-share reflects the potential dilution of securities that could share in the earnings of an entity. Common stock equivalents were anti-dilutive for the years ended December 31, 2006 and 2005.

      Recently Issued Accounting Pronouncements

      The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

2.    Going Concern Considerations

      Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2006 and 2005, the Company reported losses of $1,010,931 and $542,737, respectively. Continuing negative operating results produced a working capital deficit of $540,449 as of December 31, 2006. These conditions raise substantial doubt as to Pangea's ability to continue as a going concern.

      The Company developed a multi-step plan and during 2006 took actions to improve its financial position and deal with its liquidity problems. The final steps of the plan are still being developed, but may include additional private placements of the Company's common stock, additional oil and gas property acquisitions and/or exploration efforts, and efforts to raise additional debt financing or equity offerings.

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

      The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.    Oil and Gas Properties

      Oil and gas properties consist of the following at December 31, 2006:

        Oil and gas properties                                        $ 321,903

        Less accumulated depletion                                     (112,000)
                                                                      ---------

        Net oil and gas properties                                    $ 209,903
                                                                      =========

      Included in oil and gas properties is $7,943 recorded to reflect the cost of disposal activities associated with oil and gas properties 2006. A long-term liability for the same amount has been recognized to reflect the Company's obligation for future disposal and dismantlement.

      During the years ended December 31, 2006 and 2005, the Company recorded dry hole, abandonment and impairment charges of $218,162 and $22,978, respectively. At December 31, 2006, the Company has working interests in nine wells. Three of the wells, with capitalized costs totaling $165,858, have not been completed and, accordingly, a determination has not yet been made if those wells are economically viable.

4.    Property and Equipment

      Property and equipment consists of the following at December 31, 2006:

        Office equipment           10 years                           $  15,594
        Furniture and fixtures     10 years                               2,580
                                                                      ---------

                                                                         18,174

        Less accumulated depreciation                                   (18,174)
                                                                      ---------

        Net property and equipment                                    $       0
                                                                      =========

5.    Notes Payable to Related Parties

      Notes payable to related parties consist of the following at December 31, 2006:

      Notes payable to Mary Pollock, daughter of the chief
        executive officer. This note bears interest at rates of
        12% per year and is due in a one time payment of
        principal and interest on December 31, 2007. These notes
        are not collateralized.                                       $ 118,299

      Notes payable to Charles Pollock, the Chief Executive Officer and a significant stockholder of the Company. This note
        bears interest of 12% per year, and due in one time
        payment of principal and interest on December 31, 2007.
        These notes are not collateralized.                             323,315

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Notes Payable to Related Parties, continued

      Notes payable to Mark Weller, the Chief Operating Officer
        and a significant stockholder of the Company. This note
        bears interest of 12% per year, and due in one time
        payments of principal and interest on December 31, 2007.
        These notes are not collateralized.                              86,427
                                                                      ---------

                                                                      $ 528,041

      Accrued interest payable to related parties of $63,365 at December 31, 2006 represents interest accrued on the above notes payable to related parties.

6.    Income Taxes

      The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2006, the Company had net operating loss ("NOL") carryforward for income tax purposes of approximately $7,506,994 which expire in various tax years through 2026. Additionally, because United States tax law limits the time during which NOL carryforwards may be applied against future taxable income, the Company will, in all likelihood, be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

      The composition of deferred tax assets and the related tax effects at December 31, 2006 are as follows:

        Net operating losses                                        $ 2,627,448

        Less valuation allowance                                     (2,627,448)
                                                                    -----------

        Net deferred tax asset                                      $        --
                                                                    ===========

7.    Commitments and Contingencies

      Operating Lease

      The Company leased office space under a one year operating lease that expired in March 31, 2007 for monthly rent of $763. The lease will not be renewed due to rising costs and the Company is currently leasing the space on a month to month basis at $895 until other space is found. Rent expense incurred under operating leases during the years ended December 31, 2006 and 2005 was $9,315 and $11,250, respectively.

      Employment Agreement

      The Company entered into an employment agreement with its Chairman/Chief Executive Officer and its President. The employment agreements provide for salaries of $10,000 each per month. The employees may convert any or all salaries with accrued interest to common stock of the Company based on 30% off the average closing bid price during the month prior to the month being compensated. All common stock due under the agreements was issued as of December 31, 2006. The conversion was analyzed for derivative accounting consideration under SFAS 133 and EITF 00-19. Since the employees converted the full amount to common stock, it was determined that derivative accounting was not applicable.

      Additionally, the employment agreements provide for the issuance of 100,000 shares of restricted stock per month as part of the base salary compensation. These shares were issued during 2006.

      Legal Proceedings

      On May 7, 2004, the Company was awarded $158,000 in its arbitration claim against Clay Exploration, Inc. and Joseph W. Shunta pertaining to a well interest in Duval County, Texas. On September 8, 2004, Pangea entered into a settlement agreement with Clay Exploration whereby Clay agreed to pay Pangea $80,000 and release Pangea from any claims, in exchange for a full release from Pangea. The amount was paid in the 3rd quarter 2004. Pangea has entered into two Forbearance Agreements with Joseph W. Shunta. The first agreement was executed in December 2004 and provided a payment period from January 2005 to June 2005.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Commitments and Contingencies, continued

      The second signed Forbearance Agreement is dated March 23, 2005 and extends the payment period to December 2005. Mr. Shunta agreed to withdraw an appeal of the judgment confirming the award, allowing the judgment to become final. He also agreed to pay $2,000 per month for the 12 month period while he arranges to pay the balance of the judgment. In exchange, the Company agreed to refrain from executing property liens filed by the Company on Mr. Shunta's real estate holdings during the Forbearance period. In addition, the Company has agreed to release liens so that Mr. Shunta could sell two of the properties that had negative cash flow and no net asset value in exchange for an additional $2,000 payment. Mr. Shunta paid $8,000 and $15,000 in 2005 and 2006, respectively; and Pangea has determined that no further recovery is possible. These amounts are reflected in other income as settlement amounts. The Company has ceased further legal recovery efforts and released the liens on the remaining Shunta properties.

      As of the date hereof, the Company is not a party to any further legal proceedings, and none are known to be contemplated against the Company.

8.    Stockholders' Equity

      In July 2005 the stockholders of the Company voted to approve an increase in the authorized shares from 210,000,000 to 510,000,000, which includes 500,000,000 common shares and 10,000,000 preferred shares.

      Preferred Stock

      The Company's articles of incorporation authorize the issuance of up to 10,000,000 shares of serias preferred stock, with a par value of $.001 and other characteristics determined by the Company's board of directors. As of December 31, 2006, there was no preferred stock issued or outstanding.

      Common Stock

      During the years ended December 31, 2006 and 2005, the Company issued shares for cash under private placements of securities and as compensation to employees and consultants.

      During 2006, Pangea:

            o Sold 13,700,000 shares of common stock and 9,000,000 warrants for $185,000 of cash. The warrants have an exercise price ranging from $.01 - $.015 per share and expire 6 years from the date of grant. The proceeds were allocated $111,059 to the common stock and $73,941 to the warrants based on their relative fair values.

            o Issued 2,296,434 shares of common stock for the cashless exercise of 3,426,100 warrants

            o 34,239,244 shares of common stock valued at $620,121 to employees and consultants for services. $4,247 of this amount was deferred in connection with a 12 month service agreement with a third party.

            o 20,000,000 shares of common stock valued at $170,000 were issued for the purchase of working interests in two oil and gas properties.

            o 11,653,998 shares of common stock were cancelled under the termination provisions of a 2001 securities purchase agreement.

      During 2005:

            o Subscription Agreement with Charles Taylor was signed on January 12, 2005 for 2,285,000 shares and a warrant for 1,371,000 shares for $16,000.

            o An Agreement with Platinum Partners was signed on September 2, 2005 issuing 8,300,000 shares under a re-priced warrant agreement, which involved the issuance of 3,700,000 shares for exercise of the warrants for cash for $72,000.


            o Subscription Agreement with Charles Taylor was signed on January 30, 2006 for 3,700,000 shares and a warrant for 2,000,000 shares for $35,000.

            o Subscription Agreement with White Star was signed on February 21, 2006 for 10,000,000 shares and a warrant for 7,000,000 shares for $150,000.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Stockholders' Equity, continued

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

      A summary of the Company's stock option activity and related information for the years ended December 31, 2006 and 2005 follows:

                                       Number of                     Weighted
                                        Shares                        Average
                                        Under         Exercise       Exercise
                                        Option         Price           Price
                                       -------     -------------     --------
      Balance outstanding at
        January 1, 2005                350,000     $0.200-$1.000     $   0.56

      Balance outstanding at
        December 31, 2005              350,000     $0.200-$1.000     $   0.56

      Balance outstanding at
        December 31, 2006              350,000     $0.200-$1.000         0.56
                                       =======

            All outstanding stock options are exercisable at December 31, 2006. A summary of outstanding stock options at December 31, 2006 follows:

                                                                    Remaining
        Number of Common                                            Contracted
        Stock Equivalents     Expiration Date      Life (Years)   Exercise Price
        -----------------     ---------------      ------------   --------------

              50,000          May 2010                 5.4           $  0.500
             100,000          May 2010                 5.4              1.000
             100,000          August 2010              5.7              0.200
             100,000          January 2011             6.1              0.500
             -------

             350,000
             =======

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

      Stock Warrants

      In January 2006, the Company granted a warrant to Charles Taylor to purchase 2,000,000 shares of the Company's common stock exercisable at $0.01 per share, at which time the trading price was averaging $0.01 per share. The warrant vests on and is exercisable on January 30, 2007 and expires on January 30, 2012. In January 2006, the Company granted a warrant to White Star to purchase 7,000,000 shares of the Company's common stock exercisable at $0.015 per share, at which time the trading price was averaging $0.01 per share. The warrant vests on and is exercisable on February 17, 2007 and expires on February 17, 2012. The warrants fair value was $249,036 determined by using the Black Scholes option pricing model. The weighted average fair value of the warrants granted during fiscal03 per share. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants as of the year end, (3) expected volatility was 255%-261%, and (4) zero expected dividends.

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Stockholders' Equity (continued)

      In April 2006, Charles Taylor exercised 828,635 shares at an exercise price ranging from $0.007 to $.015 per share out of a total granted 1,285,550 in prior years. In April 2006, Patricia Taylor exercised 928,678 shares at an exercise price ranging from $0.007 to $0.016 per share out of a total granted 1,540,550 in prior years. In April 2006, Duane Street Group exercised 539,131 shares at an exercise price ranging from $0.012 to $0.019 per share out of a total granted 800,000 in prior years. All exercises were on a cashless basis.

      In February 2006, a warrant granted to Generation Capital December 31, 2001 for 3,428,000 shares expired.

      A summary of the Company's stock warrant activity and related information for the years ended December 31, 2006 and 2005 follows:

                                    Number of                          Weighted
                                      Shares                           Average
                                      Under           Exercise         Exercise
                                     Warrant           Price            Price
                                   -----------     -------------       --------
      Warrants outstanding at
        December 31, 2004           42,747,918     $0.008-$3.750        0.015

             Issued                  1,371,100     $0.010               0.015
             Exercised             (10,707,533)    $0.006-$0.012        0.015
              Expired              (10,821,998)    $0.010-$0.500        0.016
                                   -----------

      Warrants outstanding at
        December 31, 2005           22,589,487     $0.008-$3.75         0.015
                                   -----------

        Issued                       9,000,000     $0.010-$0.015        0.014
        Exercised                   (3,626,100)    $0.007-$0.019        0.015
        Expired                     (3,428,000)    $3.75                0.016
                                   -----------

      Warrants outstanding at
        December 31, 2006           24,535,387     $0.008-$0.02         0.016
                                   ===========

      All stock warrants are exercisable at December 31, 2006. A summary of outstanding stock warrants at December 31, 2006 follows:

                                                    Remaining
        Number of Common                            Contracted
        Stock Equivalents     Expiration Date      Life (Years)   Exercise Price
        -----------------     ---------------      ------------   --------------
             600,000          December 2008            2.0            0.020
           1,740,387          February 2009            2.2            0.010
           2,250,000          March 2009               2.3            0.008
           1,200,000          April 2009               2.3            0.010
           2,520,000          July 2009                2.5            0.010
             800,000          September 2009           2.7            0.015
             800,000          October 2009             2.8            0.010
           3,600,000          December 2009            3.0            0.010
             600,000          January 2010             3.1            0.010
             300,000          February 2010            3.2            0.120
           1,125,000          June 2010                3.5            0.008
           2,000,000          January 2012             5.0            0.01
           7,000,000          February 2012            5.1            0.015
           ---------

          24,535,387
          ==========

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Related Party Transactions

      During the years ended December 31, 2006 and 2005, the Company engaged in transactions with Sage Office Services, a company controlled by one of Pangea's shareholders, as follows:

      The Company entered into a consulting agreement to provide record-keeping and other administrative services. During the years ended December 31, 2006 and 2005 the Company paid consideration under this record-keeping and administrative services agreement totaling $164,400 and $54,000, respectively. The Company paid for these services by issuing 11,200,000 and 7,000,000 shares of the Company's common stock.

      In addition to record-keeping services described above, the Company has related party notes payable at December 31, 2006 (See Note 5).

10.   Supplemental Oil and Gas Information - Unaudited

      The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission ("SEC") and SFAS No. 69, Disclosures about Oil and Gas Producing Activities ("Statement 69").

      Production from one field accounted for 31% and 78% of the Company's oil and gas sales revenues for the years ended December 31, 2006 and 2005, respectively.

      Estimated Quantities of Proved Oil and Gas Reserves

      Set forth below is a summary of the changes in the estimated quantities of the Company's crude oil and condensate, and gas reserves for the periods indicated, as estimated by the Company as of December 31, 2006. All of the Company's reserves are located within the United States. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

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

      Total proved reserves at December 31, 2004               752       72,136

      Discoveries and Purchase of Property                      --        8,770
      Production                                               (57)      (8,279)
      Revision of previous estimates                          (620)     (29,092)
      Sales of Property                                         --       (7,792)
                                                           -------      -------

      Total proved reserves at December 31, 2005                75       35,743

      Discoveries and Purchase Property                      1,410          181
      Production                                              (147)      (2,682)
      Revision of previous estimates                          (276)     (28,296)
      Sales of Property                                         --           --
                                                           -------      -------

      Total proved reserves at December 31, 2006             1,062        4,946
                                                           =======      =======

      Proved developed reserves:

        December 31, 2006                                    1,062        4,946
                                                           =======      =======

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   Supplemental Oil and Gas Information - Unaudited (continued)


      Capitalized Costs of Oil and Gas Producing Activities

      The following table sets forth the aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the related accumulated depletion as of December 31, 2006:

                                                                        2006
                                                                      ---------
        Unproved properties and prospect generation costs
          not being depleted                                          $ 165,858
        Dismantlement costs                                               7,943
        Proved properties being depleted                                148,102
        Less accumulated depletion                                     (112,000)
                                                                      ---------

          Net capitalized costs                                       $ 209,903
                                                                      =========


      Costs Incurred in Oil and Gas Producing Activities

      The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2006 and 2005:

                                                         2006           2005
                                                      ----------     ----------

        Exploration costs                             $       --     $       --
        Development costs                                172,506        101,046
                                                      ----------     ----------

                                                      $  172,506     $  101,046
                                                      ==========     ==========

      Standardized Measure of Discounted Future Net Cash Flows

      The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to the Company's interest in proved oil and gas reserves as of December 31, 2006 and 2005:

                                                         2006           2005
                                                      ----------     ----------

        Future cash inflows                           $   53,000     $  288,000
        Future production and development costs           (2,000)       (56,000)
        Future dismantlement costs                        (7,943)        (7,483)
                                                      ----------     ----------

        Future net cash inflows before income taxes       43,057        224,157
        Future income taxes                                   --             --
                                                      ----------     ----------

        Future net cash flows                             43,057        224,157
        10% discount factor                              (11,000)       (56,000)
                                                      ----------     ----------

          Standardized measure of discounted
            future net cash inflow                    $   32,057     $  168,157
                                                      ==========     ==========


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

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   Supplemental Oil and Gas Information - Unaudited (continued)

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

11.   Subsequent Events

      The following shares of our restricted common stock and common shares registered on Form S8 have been issued for services:

      ------------- -------------------------- ----------------------- ------------------------ -------------------
       Date Issued           Name              # of Restricted Common    # of Common Shares      Fair Market Value
                                                       Shares           Registered on Form S8
      ------------- -------------------------- ----------------------- ------------------------ -------------------
        01/01/07     Mark Weller, President           1,290,099                                       $17,545
        01/08/07     Charles Pollock, CEO             1,290,099                                       $17,545
        01/08/07     Scott Duncan, CFO                 120,000                                        $1,632
         01/0807     Edward Skaggs, Director           100,000                                        $1,360
        02/02/07     Mary Pollock, Consultant                                 2,000,000               $26,000
        03/07/07     Mark Weller                      2,361,111                                       $25,972
        03/07/07     Charles Pollock                  2,361,111                                       $25,972

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 10, 2006, our Board of Directors received formal notice that our independent auditors, Ham, Langston & Brezina, L.L.P. ("HLB"), had made the decision to resign as our independent accountants effective July 10, 2006. On July 17, 2006, the Board of Directors voted unanimously to accept the resignation.

HLB audited the financial statements of the Company for the five years ended December 31, 2005. The report of HLB on such financial statements, dated March 15, 2006, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

For the past two fiscal years and subsequent interim periods though the date of resignation, there have been no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Ham, Langston & Brezina, L.L.P., would have caused them to make reference thereto in there report on the financial statements.

During the two most recent fiscal years and the interim period to the date of their resignation, there have been no reportable events, as that term is defined in Item 304(a)(1)(v) of Regulation S-B.

During the Company's two most recent fiscal years, and since then, HLB has not advised the Company that any of the following exist or are applicable:

      (1) That the internal controls necessary for the Company to develop reliable financial statements do not exist, that information has come to their attention that has led them to no longer be able to rely on management's representations, or that has made them unwilling to be associated with the financial statements prepared by management.

      (2) That the Company needs to expand significantly the scope of its audit, or that information has come to their attention that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or any other financial presentation, or cause them to be unwilling to rely on management's representations or be associated with the Company's financial statements for the foregoing reasons or any other reason, or

      (3) That they have advised the Company that information has come to their attention that they have concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements for the foregoing reasons or any other reason.

New Independent Accountants

On July 17, 2006, Malone and Bailey, PC ("MB"), Certified Public Accountants of Houston, Texas, were appointed by the Company to audit our financial statements for the quarter ended June 30, 2006. During our two most recent fiscal years and the subsequent interim periods preceding their appointment as independent accountants, neither the Company nor anyone on its behalf consulted MB regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered of the Company's consolidated financial statements, nor has MB provided to the Company a written report or oral advice regarding such principles or audit opinion. MB has performed the audit for our fiscal year ended December 31, 2006. The report appears in the financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

Charles B. Pollock, our Chief Executive Officer, and Scott Duncan, our Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because of several adjustments required by our auditors predominantly in the areas of impairment and equity. Specifically, our independent auditors identified deficiencies in our internal controls and disclosure controls related to the valuation of impairments for our oil and gas properties and expense recognition related to issuances of our common stock. Appropriate adjustments and footnote disclosures have been recorded and disclosed in our Annual Report on Form 10-KSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies through the following efforts: 1) implementing better controls and procedures over impairment valuation and stock expense recognition and 2) improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

During the quarter ended December 31, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name, age, and position of each executive officer and director of the Company as of December 31, 2006

Name                            Age            Office
------------------             -----           --------
Charles B.  Pollock             67             Chief Executive Officer
                                               and Chairman of
                                               the Board of Directors

Mark F.  Weller                 56             President and Director

Scott Duncan                    40             Chief Financial Officer

Edward R.  Skaggs               41             Director

Charles B. Pollock was appointed our Chief Executive Officer and Chairman of the Board in June 1999. From January 1994 to September 1995, Mr. Pollock was President of Praxair Indonesia, an industrial gas company. From October 1995 to August 1996, he was General Manager of Praxair, Inc. His responsibilities included strategic marketing and competition analysis. From September 1996 to May 1999, Mr. Pollock was self-employed as a consultant and managed projects including the acquisition and sale of businesses, competitive analysis and strategic marketing. Mr. Pollock received his Bachelor of Science degree in 1962 from North Carolina State University, his Master of Science degree in Ceramic Engineering from North Carolina State University in 1968 and his PhD in Material Engineering from North Carolina State University in 1972.

Mark F. Weller was appointed our President and Director in March 2002. Mr. Weller was employed by Texaco, Inc. for over thirty years until his departure in early 2002. His last position with Texaco was as general manager for new project development for West Africa. His background includes all phases of oil and gas operations and development, both onshore and offshore on the U.S. gulf and west coasts, as well as international project development assignments. He holds a Bachelor of Science in mechanical engineering from the University of California, Davis.

Scott Duncan was appointed our Chief Financial Officer in February 2003. In addition, Mr. Duncan has been employed as the cost accounting manager for Farouk Systems since February 2004. From September 2001 to February 2004, Mr. Duncan handled financial and cost accounting for Goodman Manufacturing. From December 1998 to April 2001, Mr. Duncan was a Programmer Analyst with RHI Refractories America. From 1991 to December 1998, Mr. Duncan was the MIS Manager, Controller and Cost Accountant for Garlock. Mr. Duncan has a total of ten years of experience in financial and cost accounting for manufacturing companies along with a total of 6 years of experience with computer programming. He is actively involved with various organizations offering accounting, programming and consulting services. He received a BBA in accounting from Southwest Texas State University in 1989 and his CPA license in 1992.

Edward R. Skaggs was appointed to our Board of Directors in December 2000. Mr. Skaggs has worked for an investigative consulting firm, Skaggs & Associates since 1991. Mr. Skaggs has over ten years of experience in investigations and security. In addition, he has extensive experience in retail management specifically dealing in personnel issues and security matters. He received a Bachelor of Arts degree in Political Science from Texas Tech University in 1992.

BOARD OF DIRECTORS

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the discretion of the Board of Directors.

We do not an audit committee or any other committees. In the future, we may designate committees as necessary to conduct business. We currently pay one director, Edward Skaggs, 100,000 shares of our restricted common stock on a quarterly basis which we value at $375 per month. We believe this structure is adequate based on the size of our company. In the future, Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation.

There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended December 31, 2006.

CODE OF ETHICS

We adopted a Code of Ethics for our Principal Executive and Senior Financial Officers on February 6, 2005. A copy of the Code of Ethics was with our Form 10-KSB for the fiscal year ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth cash compensation as paid by our Company to executive officers as of the fiscal year ended December 31, 2006.

                          Summary Compensation Table
-------------   ----   ------  -----  --------     ------  --------------   ------------   ------------   -----
  Name and      Year   Salary  Bonus   Stock       Option    Non-Equity     Nonqualified    All other     Total
  Principal             ($)     ($)    Awards      Awards  Incentive Plan      Deferred    compensation    ($)
  Position                              ($)         ($)    Compensation     Compensation       ($)
                                                               ($)            Earnings
                                                                                ($)
     (a)        (b)      (c)    (d)     (e)         (f)        (g)              (h)            (i)         (j)
-------------   ----   ------  -----  --------     ------  --------------   ------------   ------------   -----
Charles B
Pollock,        2005       --     --  $ 73,090(1)      --              --             --             --      --
Chief
Executive       2006       --     --  $211,408(2)      --              --             --             --      --
Officer
-------------   ----   ------  -----  --------     ------  --------------   ------------   ------------   -----
Mark F
Weller,         2005       --     --  $ 73,090(1)      --              --             --             --      --
President
                2006       --     --  $211,408(2)      --              --             --             --      --
-------------   ----   ------  -----  --------     ------  --------------   ------------   ------------   -----
Scott Duncan,
Chief           2005       --     --  $  3,880         --              --             --             --      --
Financial
Officer         2006       --     --  $  8,676         --              --             --             --      --
-------------   ----   ------  -----  --------     ------  --------------   ------------   ------------   -----

(1) 8,677,332 shares o f restricted common stock were issued in lieu of cash salary(.)
(2) 10,829,622 shares of restricted common stock were issued in lieu of cash salary.

                  Outstanding Equity Awards at Fiscal Year End

The following table sets forth outstanding equity awards as paid by our Company as of the fiscal year ended December 31, 2006.

------------------------------------------------------------------------------------------------------------------------------------
                                         OPTION AWARDS                                             STOCK AWARDS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Equity
                                                                                                                         Incentive
                                                                                                             Equity      Plan
                                                                                                            Incentive    Awards:
                                                                                                               Plan      Market
                                                                                                             Awards:     or
                                                                                                  Market    Number      Payout
                                                                                   Number          Value       of        Value
                                               Equity                                of             of      Unearned     Unearned
                                               Incentive                           Shares          Shares    Shares,     Shares,
                                               Plan                                  or             or        Units      Units
                                 Number of     Awards:                              Units          Units       or        or
                                Securities     Number of                             of             of       Other       Other
                 Number of      Underlying     Securities                           Stock          Stock     Rights      Rights
                 Securities     Unexercised    Underlying                            that           that     that        that
                 Underlying       Options      Unexercised                           have          have       have       have
                 Unexercised        (#)        Unearned      Option      Option       not           not       not        not
                 Options (#)   Unexercisable    Options     Exercise   Expiration   Vested         Vested    Vested       Vested
      Name       Exercisable                     (#)         Price ($)    Date        (#)          ($)         ($)         ($)
       (a)           (b)            (c)          (d)           (e)        (e)         (g)          (h)         (i)         (j)
------------------------------------------------------------------------------------------------------------------------------------
Charles Pollock    300,000          --           --            .02     12/31/08        --             --           --            --

                   750,000                                    .008      3/14/09

                   600,000                                     .01      4/21/09

                   600,000                                     .01      7/30/09

                  1,800,000                                    .01     12/22/09

------------------------------------------------------------------------------------------------------------------------------------
Mark Weller        300,000          --           --            .02     12/17/08        --             --           --            --

                  1,500,000                                   .008      3/10/09

                   600,000                                     .01      4/21/09

                  1,200,000                                    .01      7/18/09

                  1,800,000                                    .01     12/22/09

                  1,125,000                                    .01      6/28/10

------------------------------------------------------------------------------------------------------------------------------------
Scott Duncan             --         --           --             --           --        --             --           --            --
------------------------------------------------------------------------------------------------------------------------------------

                              Director Compensation

The following table sets forth director compensation paid during the fiscal year ended December 31, 2006.

---------------- ------------- ------------- ------------- --------------- -------------- -------------- -------------
     Name        Fees Earned   Stock Awards     Option       Non-Equity    Nonqualified     All Other       Total
                  or Paid in       ($)          Awards       Incentive       Deferred     Compensation       ($)
                     Cash                        ($)            Plan       Compensation        ($)
                     ($)                                    Compensation     Earnings
                                                                ($)             ($)
     (a)                (b)             (c)             (d)              (e)              (f)              (g)              (h)
----------------   -------------   -------------   -------------   ---------------   --------------   --------------   -------------
Charles Pollock               --              --              --                --               --               --              --
----------------   -------------   -------------   -------------   ---------------   --------------   --------------   -------------
Mark Weller                   --              --              --                --               --               --              --
----------------   -------------   -------------   -------------   ---------------   --------------   --------------   -------------
Edward Skaggs                 --   $7230 (1)                  --                --               --               --              --
----------------   -------------   -------------   -------------   ---------------   --------------   --------------   -------------

(1)   400,000 shares of our restricted common stock.

EMPLOYMENT AGREEMENTS

We have entered into employment agreements with Mr. Charles Pollock and Mr. Mark Weller. The following sets forth the terms of the employment agreements:

Charles B. Pollock-On July 1, 2005, we entered into an employment agreement with Mr. Pollock to act as our Chief Executive Officer that expires on December 31, 2007 and provides for a salary of $10,000 per month. Mr. Pollock may convert any or all salaries with accrued interest to common stock of the Company based on 30% off the average closing bid price during the month prior to the month being compensated. Additionally, the employment agreement provides for the issuance of 100,000 shares of restricted stock per month as part of the base salary compensation.

Mark F. Weller-On July 1, 2005, we entered into an employment agreement with Mr. Weller to act as our President that expires on December 31, 2007 and provides for a salary of $10,000 per month. Mr. Weller may convert any or all salaries with accrued interest to common stock of the Company based on 30% off the average closing bid price during the month prior to the month being compensated. Additionally, the employment agreement provides for the issuance of 100,000 shares of restricted stock per month as part of the base salary compensation.

On June 1, 2006, we entered into a one year consulting agreement with Mr. Scott Duncan to serve as Chief Financial Officer on financial matters pertaining to the our business and to provide advice. The terms of his employment are based on payment in the form of the Company's common stock at the rate of 40,000 shares of our restricted common stock per month.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 20, 2007 with respect to the beneficial ownership of shares of the Company's common stock by
(i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company's common stock, (ii) each of our Directors,
(iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of March 20, 2007, there were 290,780,986 shares of the Company's common stock issued and outstanding.

----------------------------- ----------------------------- -------------------------------- ------------------------

                                                            Amount and Nature of             Percentage of Class (1)
Title of class                Name of Beneficial Owner      Beneficial Ownership
----------------------------- ----------------------------- -------------------------------- ------------------------
Common Stock                  Charles B. Pollock                    83,251,478 (2)                    28.6%
                              Chairman and CEO
----------------------------- ----------------------------- -------------------------------- ------------------------
Common Stock                  Mark F. Weller                        59,150,458 (3)                    20.3%
                              President and Director
----------------------------- ----------------------------- -------------------------------- ------------------------
Common Stock                  Scott Duncan                             1,580,000                  Less than 1%.
                              CFO
----------------------------- ----------------------------- -------------------------------- ------------------------
Common Stock                  Edward Skaggs                            1,000,000                  Less than 1%.
                              Director
----------------------------- ----------------------------- -------------------------------- ------------------------
Common Stock                  All Officers and Directors              144,981,936                     49.9%
                              as a group (total of 4)
----------------------------- ----------------------------- -------------------------------- ------------------------

(1) Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 20, 2007. As of March 20, 2007 there were 290,780,986 shares of our common stock issued and outstanding.

(2) Includes 55,144,535 restricted common shares held directly, 24,056,943 restricted common shares held indirectly and 4,050,000 warrants which include 300,000 warrants at an exercise price of $0.02 that expire December 31, 2008; 750,000 warrants with an exercise price of $0.008 that expire March 14, 2009; 600,000 warrants with an exercise price of $0.01 that expire April 21, 2009; 600,000 warrants with an exercise price of $0.01 that expire July 30, 2009 and 1,800,000 warrants with an exercise price of $0.01 that expire December 22, 2009

(3) Includes 52,625,458 restricted common shares and 6,525,000warrants that include 300,000 warrants with an exercise price of $0.02 that expire December 17, 2008; 1,500,000 warrants with an exercise price of $0.008 that expire March 10, 2009; 600,000 warrants with an exercise price of $0.01 that expire April 21, 2009; 1,200,000 warrants with an exercise price of $0.01 that expire July 18, 2009; 1,800,000 warrants with an exercise price of $0.01 that expire December 22, 2009 and 1,125,000 warrants with an exercise price of $0.01 that expire June 28, 2010.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the beginning of the last fiscal year, or in any proposed transaction to which we propose to be a party:

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

We had the following related party notes payable at December 31, 2006 totaling $528,041 and related accrued interest of $63,365. We replaced these notes payable including accrued interest through December 31, 2005, effective January 1, 2006 with new notes at 12% due December 31, 2007.

Notes payable to Mary Pollock Merritt, daughter of the chief executive officer. This note bears interest at rates of 12% per year and is due in a one time payment of principal and interest on December
  31, 2007.  These notes are not collateralized                             $118,299

Notes payable to Charles Pollock, the Chief Executive Officer and a
  significant stockholder of the Company. This note bears interest of 12%
  per year, and due in one time payment of principal and
  interest on December 31, 2007. These notes are not collateralized          323,315

Notes payable to Mark Weller, the Chief Operating Officer and a significant stockholder of the Company. This note bears interest of 12%
  per year, and due in one time payments of principal and
  interest on December 31, 2007. These notes are not collateralized           86,427
                                                                            --------
                                                                            $528,041
                                                                            ========

We entered into a consulting agreement on January 1, 2005 with Sage Office Services, L.P., an entity comprised of ownership of Mary Pollock Merritt (daughter of Charles Pollock our Company's Chief Executive Officer) and the General Partner Sage Office Management, which is an entity owned by Mary Pollock Merritt, to provide record-keeping and other administrative services. During the year ended December 31, 2006 the Company paid consideration under this record-keeping and administrative consulting agreement totaling $164,400. We paid for these services under the terms of the consulting agreement by issuing 6,700,000 common shares registered on Form S8 and 4,500,000 restricted common shares. The stock was issued to Sage Office Services using a 30% off closing bid price on the date invoiced. Due to recent changes in SEC rules we valued the stock as of the date of issuance and not the date invoiced.

DIRECTOR INDEPENDENCE

One of our Board of Directors is an independent Director pursuant to the standards applicable to Regulation S-B. Edward Skaggs is the independent Board member.

ITEM 13.  EXHIBITS

(a) The following documents are filed as part of this report

      Exhibit 10.1 --   Employment Agreement with Mark Weller "incorporated by
                        reference to our Form 10KSB filing for the fiscal year ended December 31, 2005."

      Exhibit 10.2 --   Employment Agreement with Charles Pollock "incorporated
                        by reference to our Form 10KSB filing for the fiscal year ended December 31, 2005."

      Exhibit 10.3 --   Consulting Agreement with Scott Duncan

      Exhibit 14.1 --   Code of Ethics "incorporated by reference to our Form
                        10KSB filing for the fiscal year ended December 31, 2005."

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Ham, Langston & Brezina, L.L.P. billed us in the aggregate amount of $15,000 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-KSB for the year ended December 31, 2005.

Malone and Bailey, P.C. billed us in the aggregate amount of $25,000 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-KSB for the year ended December 31, 2006.

AUDIT-RELATED FEES

Ham, Langston & Brezina, L.L.P. did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2005.

Malone and Bailey, P.C. did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2006.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal year ended December 31, 2005, Ham, Langston & Brezina, L.L.P. did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal year ended December 31, 2005, we were not billed for professional services from any other accounting firm for information systems design or implementation.

For the fiscal year ended December 31, 2006, Malone and Bailey, P.C. did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal year ended December 31, 2006, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX FEES

Ham, Langston & Brezina, L.L.P. billed us in the aggregate amount of $2,100 for professional services rendered for tax related services for the fiscal year ended December 31, 2005.

Malone and Bailey, P.C. billed us in the aggregate amount of $0 for professional services rendered for tax related services for the fiscal year ended December 31, 2006.

ALL OTHER FEES

We were not billed for any other professional services for the fiscal year ended December 31, 2005 or December 31, 2006.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2005 by Ham, Langston & Brezina, L.L.P. is compatible with maintaining Malone and Bailey's independence.

Our Board of Directors considers that the work done for us in the year ended December 31, 2006 by Malone and Bailey, P.C. is compatible with maintaining Malone and Bailey's independence.

AUDITOR'S TIME ON TASK

All of the work expended by Ham, Langston and Brezina, L.L.P. on our December 31, 2005 audit and by Malone and Bailey, P.C. on our December 31, 2006 audit was attributed to work performed by Ham, Langston and Brezina's and by Malone and Bailey's full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on April 5, 2007.


PANGEA PETROLEUM CORPORATION


        By: /s/ Charles B. Pollock                         Date: April 5, 2007
            -------------------------------------
            Charles B.  Pollock,
            Chairman of the Board and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: April 5, 2007


By: /s/ Charles B. Pollock
---------------------------------
Charles B. Pollock, Chairman of the Board, and Chief Executive Officer


Date: April 5, 2007


By: /s/ Scott Duncan
----------------------------------
Scott Duncan, Chief Financial Officer and Principal Financial Officer


Date: April 5, 2007


By: /s/ Mark Weller
----------------------------------
Mark Weller, President and Director



Date:  April 5, 2007

By: /s/ Edward R. Skaggs
----------------------------------
Edward R. Skaggs, Director