Form 10QSB
period 2007-03-31
PANGEA PETROLEUM CORP
filed 2007-05-15
CIK 1077319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the last practicable date:

296,981,990 Shares of $0.001 par value Common Stock outstanding as of May 11, 2007

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PANGEA PETROLEUM CORPORATION
FORM 10-QSB

FORWARD LOOKING STATEMENT

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2006.

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

Pangea is a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol “PAPO”. We are an independent energy company focused on the exploration and development of oil and natural gas reserves, whose core business is directed to the development of oil and gas prospects in proven onshore production areas. Pangea is pursuing a development program designed to achieve profitability by distributing risk across multiple oil and gas projects. Pangea diversifies its risk by carefully identifying prospects that fit within strict parameters and by taking a minority working interest in each project. We devote essentially all of our resources to development of revenue producing activities by keeping overhead at a minimum level through the retention of carefully selected consultants, contractors and service companies.

We are working to create shareholder value by using capital and proven technology to exploit energy prospects that are of minor interest to larger companies due to their size and location. We invest in projects at different levels of participation, generally as a minority owner, such that daily operating responsibility is in the hands of experienced, high quality partners and contractors. Producing properties may be resold as appropriate to establish and maintain optimum asset value.

Since our inception, we have recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended March 31, 2007, we reported a loss of $155,095 while a loss of $245,373 was reported for the three months ended March 31, 2006.

Our long-term viability as a going concern is dependent on certain key factors, as follows:

•	Our ability to continue to obtain sources of outside financing to allow the Company to continue to make strategic investments in new oil and gas well prospects.

•	Our ability to locate attractive development prospects, and coordinate with timely funding that will allow the Company to continue to increase oil and gas reserves and production.

•	Our ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

RESULTS OF OPERATIONS

During the first quarter of 2007, we reported $19,835 in revenue. This revenue is from the interest in six producing wells.

Pangea has taken an interest in a Geneva Reef project covering approximately 3600 acres in Clay, Effingham, Shelby, Fayette, and Cumberland Counties in Illinois. Analysis of 2D seismic in the area indicates that there are at least six geologic features that have the potential to offset successful Geneva Reef production in the area. The contractor has begun the running of 3D seismic across the prospects in order to confirm the existence of the necessary reef structures. The 3D results on the first prospect run indicate that the reef is present as predicted. The remaining prospects are progressing as weather permits. It is anticipated that at least half of the 2D prospects will have a drillable reef and that each of the identified reefs will have approximately three well locations. Typical total initial reef production has been between 500 and 1000 BOPD on the successful 3D finds. Pangea has a 3.0% working interest and a 2.4% net interest in the project.

Colorado County, Texas is a 4750’ test of Frio amplitude anomalies identified in 3D seismic survey data. The prospect is in an area with extensive Frio production and offsets the company’s recent Frio well placed on production earlier this year. The well also has the potential for Miocene. The primary objective covers an estimated 400 acres and, if successful, will lead to five to six additional drilling locations. The well was spudded in March, 2007 and successfully encountered gas reserves in at least two intervals. Completion of the well and connection to sales is progressing and should be completed during the second quarter. Pangea has a 2.0% working interest and a 1.5% net interest in the prospect.

In the first quarter 2006, Pangea acquired an approximate 1.5% working interest in Fort Bend County, Texas (which includes the Blue Ridge Field). This is a 421 acre project currently producing approximately 7,500 barrels of oil per month from fifteen wells, in five leases, in the Miocene and Frio sands. The project also drilled a new well and placed it on production during the fourth quarter 2006. We began receiving revenue from the project during the fourth quarter 2006. The purchase of this field was financed and we are responsible for 2.5% of the financing. As of the quarter ended March 31, 2007, the balance due totaled $26,980. This note has an interest rate of 18% and will be repaid from the sale of production until the amount is paid in full.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 TO THREE MONTHS ENDED MARCH 31, 2006.

The net loss of $155,095 for the three months ended March 31, 2007 decreased by $90,278 from the net loss of $245,373 for the three months ended March 31, 2006. The reduction results from a 42% decrease in administrative expense partially offset by an increase depletion, depreciation and amortization. The increase in depletion, depreciation and amortization is due to an increase in the number of wells being depleted.

Pangea generated revenue from the participation in ongoing oil and gas wells in the amount of $19,835 for the three months ended March 31, 2007, compared to $13,591 in revenue for the three months ended March 31, 2006. This revenue increase resulted from an increase in production. Total assets increased to $277,161 at March 31, 2007 compared to $270,724 at December 31, 2006. This increase is primarily reflected in an increase in oil and gas properties offset by the decrease in cash from $28,241 at March 31, 2007 compared to $53,690 at December 31, 2006.

Total liabilities at March 31, 2007 are $652,471 compared to $609,213 at December 31, 2006. The increase in liabilities is primarily due to an increase in accrued liabilities related to accrued interest on notes payable and increased debt related to the Blue Ridge field in Ft. Bend County, Texas.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $6,368 for the quarter ended March 31, 2007 related primarily to professional fees and expenses on producing wells. For the three months ended March 31, 2007, we were not able to generate positive cash flow from operations. However, we are generating revenue from six wells. We have been unable to utilize cash from financing activities to fund investing activities in 2007. There was net cash used from financing activities of $6,981 at March 31, 2007 while there was $185,000 provided by financing activities at March 31, 2006. We intend to continue investing in additional oil and gas projects but will need additional working capital to participate fully at the levels we intend. We expect to raise working capital through private placements, debt financing or equity investment. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure its long-term viability.

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

Pangea’s 2.5% working interest in Stueben County, New York, which covers approximately 50,000 acres, has completed shooting twenty-two square miles of 3-D seismic. The data is being processed and drilling prospects are being examined. Thus far there are two well defined drilling prospects in the Trenton Black River and two leads identified in the Oriskany and Onandaga Reef sands. Discussions are taking place with an offset operator with regard to joint drilling on two of the prospects. Plans are being made to initiate drilling in mid-2007.

Henderson County, Texas is an 11500’ test in the Rodessa and Pettit with a secondary objective in the Upper Travis Peak. The first well has the potential for an additional well in the fault trap and, if successful, will lead to drilling in four additional analogous fault blocks on the leased acreage. We have a 2% working interest and 1.54% net interest in the first well. The drilling on this prospect has experienced numerous delays and we will be re-evaluating participation when actual word of commencement is received and authorization for expenditure funding is requested.

De Witt County, Texas is a 4800’ test of several stacked Yegua objectives identified by 3D seismic data. The prospect is on trend with existing Yegua production and there is considerable shallow Frio and Miocene production that appears in the area. Two recent 3D wells to the south back up the seismic analysis on the prospect and, if successful, the lease could provide a follow-up location. We have committed to a 6.67% working interest and a 5% net interest in the prospect. It is expected that rig availability will allow this well to be drilled in the second quarter of 2007.

We are actively reviewing additional prospects in Texas, Louisiana, Mississippi, Illinois and New York to add new wells to the prospect list. We are continuing our strategy of evaluating primarily shallow, onshore oil and gas projects that avoid investing in “wildcat” or exploratory wells. Focus remains on investing in development well prospects that are supported by seismic data, proven production from the surrounding area and good information from adjacent wells. Additionally, we will continue to diversify our risk by taking a minority working interest in the prospects such that we are not dependent on any one project or highly impacted by an unsuccessful well. The ability to invest further will be heavily dependent on securing additional capital from investors or debt financing. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.

ITEM 3. CONTROLS AND PROCEDURES.

Charles B. Pollock, our Chief Executive Officer, and Scott Duncan, our Chief Financial Officer and Principal Financial Officer, have concluded that our disclosure controls and procedures are not effective. They have evaluated these controls and procedures as of the end of the period covered by this report on Form 10-QSB. In connection with the completion of our review of the financial statements for the three months ended March 31, 2007, our auditors identified a number of adjustments which indicate deficiencies in our internal controls related to equity transactions, non-cash compensation, and amortization of oil and gas properties.  We will take appropriate steps, including training in these areas, to reduce the need for such adjustments. Other than changes to our procedures as noted above, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect the internal control of our financial reporting.

PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, 4, and 5 are omitted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During our quarter ended March 31, 2007, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof.  Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.  None of the transactions involved a public offering.  We believe that each person had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities.  We believe that each person was knowledgeable about our operations and financial condition.

During the three months ended March 31, 2007, we issued 7,422,420 shares of restricted common stock to our President Chief Executive Officer and Chief Financial Officer. We issued 2,000,000 common shares registered on Form S8 to consultants and 100,000 restricted common shares to our independent director for services. We recognized a compensation expense of $114,027.

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

PANGEA PETROLEUM CORPORATION

By: /s/ Charles B. Pollock	Date: May 15, 2007
Charles B. Pollock,
Chairman of the Board and
Chief Executive Officer

PANGEA PETROLEUM CORPORATION

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
for the three months ended March 31, 2007 and 2006

PANGEA PETROLEUM CORPORATION
TABLE OF CONTENTS

Page

Unaudited Consolidated Financial Statements:

Unaudited Consolidated Balance Sheets as of
March 31, 2007 and December 31, 2006	F-3

Unaudited Consolidated Statements of Operations
for the three months ended March 31, 2007 and 2006	F-4

Unaudited Consolidated Statements of Stockholders'
Equity for the three months ended March 31, 2007	F-5

Unaudited Consolidated Statements of Cash Flows
for the three months ended March 31, 2007 and 2006	F-6

Notes to Unaudited Consolidated Financial Statements	F-7

PANGEA PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash	$28,241	$53,690
Accounts Receivable	5,196	-
Payroll taxes refundable	-	7,131

Total current assets	33,437	60,821

Property and equipment:
Oil and gas properties (successful efforts method
net of accumulated depletion of $124,240	243,724	209,903

Total assets	$277,161	$270,724

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$10,518	$9,864
Accrued interest payable to related parties	78,989	63,365
Notes payable to related parties	555,021	528,041

Total current liabilities 644,528	601,270

Obligation for dismantlement and disposal activities	7,943	7,943

Total liabilities	652,471	609,213

Commitments and contingencies	-

Stockholders' deficit:
Preferred stock: $.001 par value; 10,000,000 shares authorized	-	-
Common stock: $.001 par value; 500,000,000 shares authorized; 290,780,986 and 281,258,566 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	290,781	281,259
Additional paid-in capital	18,278,222	18,173,717
Deferred Compensation	-	(4,247)
Accumulated deficit	(18,944,313)	(18,789,218)

Total stockholders' deficit	(375,310)	(338,489)

Total liabilities and stockholders' deficit	$277,161	$270,724

The accompanying notes are an integral part of these consolidated financial statements.

PANGEA PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue from operations	$19,835	$13,591

Costs and expenses:
Lease operating expenses	7,195	6,310
Production tax	1,038	360
Selling, general and administrative	18,978	32,725
Stock based compensation	118,616	196,962
Depletion and depreciation	12,240	6,983

Total costs and expenses	158,067	243,340

Loss from operations	(138,232)	(229,749)

Other (expenses):
Interest expense	(16,863)	(15,624)

Net loss	$(155,095)	$(245,373)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares	277,817,097	254,944,549

The accompanying notes are an integral part of these consolidated financial statements.

PANGEA PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
for the three months ended March 31, 2007
(Unaudited)

			Additional			Stockholders’
	Common Stock		Paid-In	Accumulated	Deferred	Equity
	Shares	Amount	Capital	Deficit	Compensation	(Deficit)
Balance at December 31, 2006	281,258,566	$281,259	$18,173,717	$(18,789,218)	$(4,247)	$(338,489)

Common stock issued to compensate
employees and consultants	9,522,420	9,522	104,505	-	4,247	118,274

Net loss	-	-	-	(155,095)		(155,095)

Balance at March 31, 2007	290,780,986	$290,781	$18,278,222	$(18,944,313)	$-	$375,310

The accompanying notes are an integral part of these consolidated financial statements.

PANGEA PETROLEUM CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(155,095)	$(245,373)
Adjustments to reconcile net loss to net cash
used in operating activities	148,727	202,721

Net cash used in operating activities	(6,368)	(42,652)

Cash flows from investing activities:
Capital and exploratory expenditures	(12,100)	(30,854)

Cash flows from financing activities:
Borrowing on debt	(6,981)	-
Proceeds from the sale of common stock	-	185,000

Net cash provided by (used in) financing activities	(6,981)	185,000

Net increase/(decrease) in cash and cash equivalents	(25,449)	111,494

Cash and cash equivalents at beginning of period	53,690	56,377

Cash and cash equivalents at end of period	$28,241	$167,871

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PANGEA PETROLEUM CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Pangea Petroleum Corporation, a Colorado corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Pangea’s latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, December 31, 2006, as reported in Form 10-KSB, have been omitted.

2. Going Concern Considerations

Since its inception, Pangea has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended March 31, 2007 and 2006, Pangea reported net losses of $155,095 and $245,373, respectively.

Pangea has developed a multi-step plan and has taken actions to improve its financial position and deal with its liquidity problems. The final steps of the plan are still being developed, but may include additional private placements of Pangea’s common stock, additional oil and gas property acquisitions and/or exploration efforts, and efforts to raise additional debt financing or equity investments. There can be no assurance that any of the plans developed by Pangea will produce cash flows sufficient to ensure its long-term viability as a going concern.

Pangea’s long-term viability as a going concern is dependent on certain key factors, as follows:

•	Pangea’s ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

•	Pangea’s ability to locate, prove and produce from economically viable oil and gas reserves.

•	Pangea’s ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

3. Stockholders’ Equity

During the three months ended March 31, 2007, Pangea engaged in various transactions affecting stockholders’ equity, as follows:

•
7,122,420 shares of restricted common stock and 2,000,000 shares of common stock registered on Form S8 were issued to employees and consultants. A compensation expense of $114,027 was recorded based on market value on date of issuance. $4,247 was also expensed in connection with a 12 month service agreement for EDGAR services with a third party vendor.

•	100,000 shares of restricted common stock were issued to an independent director valued at $1,360.

4. Related Party Transactions

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

$528,041

Accrued interest payable to related parties of $78.989 at March 31, 2007 represents interest accrued on the above notes payable to related parties.

5. Ft. Bend County, Texas Note Payable

In the first quarter 2006, Pangea acquired an approximate 1.5% working interest in Fort Bend County, Texas (which also includes the Blue Ridge Field). This is a 421 acre project currently producing approximately 7,500 barrels of oil per month from fifteen wells, in five leases, in the Miocene and Frio sands. The project also drilled a new well and placed it on production during the fourth quarter 2006. We began receiving revenue from the project during the fourth quarter 2006. The purchase of this field was financed and we are responsible for 2.5% of the financing. As of the quarter ended March 31, 2007, the balance due totaled $26,980. This note has an interest rate of 18% and will be repaid from the sale of production until the amount is paid in full.

6.  Subsequent Event

Subsequent to the quarter ended March 31, 2007 we issued the following restricted common stock for services:

Date Issued	Name	# of Restricted Common Shares	Fair Market Value
4/26/07	Mark Weller, President	1,282,051	$11,538
4/26/07	Charles Pollock, CEO	1,282,051	$11,538
4/26/07	Scott Duncan, CFO	120,000	$1,080
4/26/07	Edward Skaggs, Director	100,000	$900
5/03/07	Mark Weller, President	1,708,451	$11,276
5/03/07	Charles Pollock, CEO	1,708,451	$11,276