Form 10QSB/A
period 2007-03-31
PANGEA PETROLEUM CORP
filed 2007-05-18
CIK 1077319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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
FORM 10-QSB/A

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

We are including the following cautionary statement in this Form 10-QSB/A to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements , which are other than statements of historical facts. The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that could cause actual results to differ materially from those discussed in the forward-looking statements: our dependence on limited cash resources, dependence on certain key personnel within the Company, and the ability to raise additional capital; our ability to secure leases for our oil and gas projects; our ability to obtain acceptable forms and amounts of financing; the demand for, and price level of, our products and services; competitive factors; the ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; the ability to protect proprietary technology; the dependence on key personnel; and the effect of business interruption due to political unrest; oil and gas prices; and our ability to efficiently manage our operations. In addition, our ability to generate long-term value for the common stockholder is dependent upon the acquisition of profitable energy prospects. There are many companies participating in the oil and gas industry, many with greater resources. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow. We believe that we will be able to compete in this environment and will be able to find attractive investments; however, it is not possible to predict competition or the effect this will have on operations. Operations are also significantly affected by factors, which are outside our control, including the prices of oil and natural gas, environmental and governmental regulations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

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
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue from operations	$19,835	$13,591

Costs and expenses:
Lease operating expenses	7,195	6,310
Production tax	1,038	360
Selling, general and administrative	137,594	229,867
Depletion and depreciation	12,240	6,983

Total costs and expenses	158,067	243,340

Loss from operations	(138,232)	(229,749)

Other (expenses):
Interest expense	(16,863)	(15,624)

Net loss	$(155,095)	$(245,373)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares	289,690,388	254,944,549

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
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(155,095)	$(245,373)
Adjustments to reconcile net loss to net cash
used in operating activities	148,727	202,721

Net cash used in operating activities	(6,368)	(42,652)

Cash flows from investing activities:
Capital and exploratory expenditures	(12,100)	(30,854)

Cash flows from financing activities:
Borrowing on debt	(6,981)	-
Proceeds from the sale of common stock	-	185,000

Net cash provided by (used in) financing activities	(6,981)	185,000

Net increase/(decrease) in cash and cash equivalents	(25,449)	111,494

Cash and cash equivalents at beginning of period	53,690	56,377

Cash and cash equivalents at end of period	$28,241	$167,871

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-
Non Cash Disclosures
Assumptions of debt associated with oil and gas property	33,961	-

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

2. Going Concern Considerations

Since its inception, Pangea has suffered recurring losses from operations has a negative working capital, and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended March 31, 2007 and 2006, Pangea reported net losses of $155,095 and $245,373, respectively. These conditions raise substantial doubt as to Pandea's ability to continue as a going concern.

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