Form 10QSB
period 2007-06-30
PANGEA PETROLEUM CORP
filed 2007-08-14
CIK 1077319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission File #0-30503

PANGEA PETROLEUM CORPORATION
(Exact name of small business issuer as specified in its charter)

COLORADO	76-0635938
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
303,296,925 Shares of $0.001 par value Common Stock outstanding as of August 10, 2007

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

Since our inception, we have recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the six months ended June 30, 2007, we reported a loss of $285,509 compared to a loss of $367,700 reported for the six months ended June 30, 2006.

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

PROPOSED TRANSACTION

On May 16, 2007, Pangea executed a letter of intent to purchase all of the outstanding stock of Rock Energy from Rock Energy Partners Operating, LP shareholders, in exchange for 1,500,000 pre-split shares or approximately 40,540,541 shares of common stock of Pangea after giving effect of a reverse split. Further details are discussed in the Form 8-K filed with the Securities and Exchange Commission on May 18, 2007.

Prior to closing, Pangea shall effect a 1:37 reverse split of their common stock, subject to shareholder approval. In addition, Pangea shall amend their articles of incorporation so that the company has 150,000,000 shares of common stock authorized and 10,000,000 shares of preferred stock authorized, subject to shareholder approval. Pangea will have approximately 13,513,514 shares issued and outstanding prior to Closing. After Closing, and after giving effect to the issuance of Acquisition Shares, Pangea will have approximately 54,054,054 shares of common stock and no shares of preferred stock outstanding.

Rock Energy shall have completed their audit by the closing of the transaction (the “Closing”) and shall have provided additional details on one of their projects called the Northwest Casmalia Project.

It was anticipated that a definitive agreement would be executed on or about June 18, 2007 and that the closing of the Transaction (the “Closing”) would take place on or about August 28, 2007. To date no definitive agreement has been executed. If no agreement is reached by November 1, 2007, then this agreement will terminate unless otherwise extended by both parties.

RESULTS OF OPERATIONS

During the six months ended June 30, 2007, we reported $33,049 in revenue from the working interests in six producing wells.

Pangea purchased an interest in a Geneva Reef project covering approximately 3600 acres in July, 2006 in Clay, Effingham, Shelby, Fayette, and Cumberland Counties in Illinois. Analysis of 2D seismic in the area indicates that there are at least six geologic features that have the potential to offset successful Geneva Reef production in the area. The contractor has begun the running of 3D seismic across the prospects in order to confirm the existence of the necessary reef structures. The 3D results on the first three prospects run indicate that the reef is present as predicted. The remaining prospects are progressing. It is anticipated that at least half of the 2D prospects will have a drillable reef and that each of the identified reefs will have approximately three well locations. Typical total initial reef production has been between 500 and 1000 BOPD on the successful 3D finds. Pangea has a 3.0% working interest and a 2.1% net interest in the project.

Colorado County, Texas is a 4750’ test of Frio amplitude anomalies identified in 3D seismic survey data. The prospect is in an area with extensive Frio production and offsets the company’s recent Frio well placed on production March, 2007. The well also has the potential for Miocene production. The primary objective, which covers an estimated 400 acres, was successfully drilled in March, 2007 and placed on production in June, 2007 at the rate of 300 MCFD. The geology indicates as many as six additional drilling locations may be present the prospect area. Pangea has a 2.0% working interest and a 1.5% net interest in the prospect.

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

OIL AND GAS PRODUCING ACTIVITIES

Pangea follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs (cost to acquire mineral interests in oil and gas properties) and costs (to drill and equip) of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves in commercial quantities, the costs associated with the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Management estimates the future liability for plugging and abandonment of the related wells. Accordingly, a net cost of $7,943 has been accrued for plugging and abandonment.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 TO THREE MONTHS ENDED JUNE 30, 2006.

The net loss of $125,887 for the three months ended June 30, 2007 increased by $3,560 from the net loss of $122,327 for the three months ended June 30, 2006. The increase results from decrease in revenues and an increase in depletion, depreciation and amortization. The increase in depletion, depreciation and amortization is due to an increase in the number of wells being depleted. This increase is partially offset by an 18% decrease in administrative expense.

Pangea generated revenue from the participation in ongoing oil and gas wells in the amount of $13,214 for the three months ended June 30, 2007, compared to $13,738 in revenue for the three months ended June 30, 2006. This revenue decrease resulted from a decrease in production. Total assets decreased to $262,465 at June 30, 2007 compared to $567,448 at June 30, 2006. This decrease is primarily reflected in an increase in oil and gas properties offset by the decrease in cash from $6,004 at June 30, 2007 compared to $136,390 at June 30, 2006.

Total liabilities at June 30, 2007 are $670,510 compared to $567,782 at June 30, 2006. The increase in liabilities is primarily due to an increase in accrued liabilities related to accrued interest on notes payable and increased debt related to the Blue Ridge field in Ft. Bend County, Texas.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 TO SIX MONTHS ENDED JUNE 30, 2006

The net loss of $280,982 for the six months ended June 30, 2007 decreased by $86,718 from the net loss of $367,700 for the six months ended June 30, 2006. The decrease is primarily due to a decrease in stock based compensation partially offset by an increase in depreciation, depletion and amortization.
We generated revenue from the participation in ongoing oil and gas wells in the amount of $33,049 for the six months ended June 30, 2007 compared $27,329 in the six months ended June 30, 2006. This revenue increase resulted from an increase in the number of wells even though there was a slight decrease in production of 233 mcf from 1492 mcf at June 30, 2007 compared to 1725 at June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $23,623 for the quarter ended June 30, 2007 related primarily to professional fees and expenses on producing wells. For the three months ended June 30, 2007, we were not able to generate positive cash flow from operations. However, we are generating revenue from six wells. We have been unable to raise cash from 2007 financing activities to fund investing activities in 2007. There was net cash used from financing activities of $6,981 at June 30, 2007 while there was $185,000 provided by financing activities at June 30, 2006. We intend to continue investing in additional oil and gas projects but will need additional working capital to participate fully at the levels we intend. We expect to raise working capital through private placements, debt financing or equity investment. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure its long-term viability.

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

Pangea’s 2.5% working interest in Stueben County, New York, which covers approximately 50,000 acres, has completed shooting twenty-two square miles of 3-D seismic. The data is being processed and drilling prospects are being examined. Thus far there are two well defined drilling prospects in the Trenton Black River and two leads identified in the Oriskany and Onandaga Reef sands. Discussions are taking place with an offset operator with regard to joint drilling on two of the prospects. Plans are being made to initiate drilling in the third quarter 2007. Pangea made an initial investment in this project and will make further investment decisions following analysis of the seismic data.

Pangea anticipates that the operator on the Geneva Reef project in Illinois will propose specific drilling locations before the end of 2007. At this point Pangea has funded approximately $40,000 for its share of this project. Further investment decisions will be made after the full seismic analysis of the six reef prospects is completed.

Henderson County, Texas is an 11500’ test in the Rodessa and Pettit with a secondary objective in the Upper Travis Peak. The first well has the potential for an additional well in the fault trap and, if successful, will lead to drilling in four additional analogous fault blocks on the leased acreage. Pangea has a non-binding commitment to a 2% working interest and 1.54% net interest in the first well. The drilling on this prospect has experienced numerous delays and we will be re-evaluating participation when actual word of commencement is received and authorization for expenditure funding is requested. At this point delays have occurred due to difficulty with the drilling location leases and it is uncertain as to when this project will proceed. To date, Pangea has not contributed any capital to the operator and will only do so if a definitive decision is made to invest when the final AFE and Operating Agreement are provided by the operator.

Pangea is also evaluating the acquisition of existing producing reserves in Jim Wells and Jim Hogg counties in Texas, and Wayne County in Mississippi. We have held numerous discussions with the operators that could lead to a purchase for cash and restricted stock for interests ranging from 3% to 10%. Pangea is pursuing third party funding for the cash portions of the deals, in order to allow each of these deals to proceed to definitive discussion. To date there are no definitive commitments from any of the parties and no cash obligation for Pangea on any of these deals.

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

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-QSB such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We are continuing our efforts to enhance, improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

(b) Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, 4, and 5 are omitted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During our quarter ended June 30, 2007, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof.  Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.  None of the transactions involved a public offering.  We believe that each person had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities.  We believe that each person was knowledgeable about our operations and financial condition.

During the three months ended June 30, 2007, we issued 9,737,368 shares of restricted common stock to our President, Chief Executive Officer and Chief Financial Officer. We issued 200,000 restricted common shares to our independent director for services. We recognized total compensation expense of $73,063.

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

Exhibit 32.1 — Certification of Chief Executive Officer of Pangea Petroleum Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Exhibit 32.2 — Certification of Chief Financial Officer of Pangea Petroleum Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANGEA PETROLEUM CORPORATION

By: /s/ Charles B. Pollock	Date: August 14, 2007
Charles B. Pollock,
Chairman of the Board and
Chief Executive Officer

By: /s/ Scott Duncan
Scott Duncan
Chief Financial Officer and
Principal Financial Officer

PANGEA PETROLEUM CORPORATION

PANGEA PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash	$6,004	$53,690
Accounts receivable	9,759	-
Payroll taxes refundable	-	7,131

Total current assets	15,763	60,821

Property and equipment:
Oil and gas properties (successful efforts method net of accumulated depletion of $133,992 and $112,000)	246,702	209,903

Total assets	$262,465	$270,724

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$16,134	$9,864
Accrued interest payable to related parties	94,787	63,365
Notes payable	23,605	-
Notes payable to related parties	528,041	528,041

Total current liabilities	662,567	601,270

Obligation for dismantlement and disposal activities	7,943	7,943

Total liabilities	670,510	609,213

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock: $.001 par value; 10,000,000 shares authorized	-	-

Common stock: $.001 par value; 500,000,000 shares authorized; 303,296,925 and 281,258,566 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	303,297	281,259
Additional paid-in capital	18,358,858	18,173,717
Deferred compensation	-	(4,247)
Accumulated deficit	(19,070,200)	(18,789,218)

Total stockholders' deficit	(408,045)	(338,489)

Total liabilities and stockholders' deficit	$262,465	$270,724

The accompanying notes are an integral part of these consolidated financial statements.

PANGEA PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$13,214	$13,738	$33,049	$27,329

Costs and expenses:
Lease operating expenses	3,868	7,055	11,063	13,365
Production taxes	769	313	1,807	673
Selling, general and administrative	110,061	122,452	247,655	352,139
Depreciation, depletion and amortization	9,752	5,447	21,992	12,430

Total costs and expenses	124,450	135,267	282,517	378,607

Loss from operations	(111,236)	(121,529)	(249,468)	(351,278)

Other income and (expenses):
Other income	-	15,000	-	15,000
Interest expense	(14,651)	(15,798)	(31,514)	(31,422)

Net loss	$(125,887)	$(122,327)	$(280,982)	$(367,700)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares	297,289,915	223,730,151	291,843,109	269,055,327

The accompanying notes are an integral part of these consolidated financial statements.

PANGEA PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
for the six months ended June 30, 2007
(Unaudited)

	Common Stock		Additional			Stockholders’
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Deferred Compensation	Equity (Deficit)
Balance at December 31, 2006	281,258,566	$281,259	$18,173,717	$(18,789,218)	$(4,247)	$(338,489)

Common stock issued to compensate employees and consultants	22,038,359	22,038	185,141	-	4,247	211,426

Net loss	-	-	-	(280,982)	-	(280,982)

Balance at June 30, 2007	303,296,925	$303,297	$18,358,858	$(19,070,200)	$-	(408,045)

The accompanying notes are an integral part of these consolidated financial statements.

PANGEA PETROLEUM CORPORATION

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2007 and 2006

(Unaudited)

	2007	2006

Cash flows from operating activities:
Net loss	$(280,982)	$(367,700)
Adjustments to reconcile net loss to net cash used in operating activities	257,359	325,141

Net cash used in operating activities	(23,623)	(42,559)

Cash flows from investing activities:
Capital and exploratory expenditures	(17,082)	(62,428)

Cash flows from financing activities:
Repayment of debt	(6,981)	-
Proceeds from the sale of common stock	-	185,000

Net cash provided by (used in) financing activities	(6,981)	185,000

Net increase/(decrease) in cash and cash equivalents	(47,686)	80,013

Cash and cash equivalents at beginning of period	53,690	56,377

Cash and cash equivalents at end of period	$6,004	$136,390

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes
Non Cash Disclosures
Assumptions of debt associated with Oil & Gas Property	33,961	-
Seller Financed purchase of O&G properties	7,515	-

The accompanying notes are an integral part of these consolidated financial statements.

PANGEA PETROLEUM CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Since its inception, Pangea has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide cash resources to sustain its operations. During the six months ended June 30, 2007 and 2006, Pangea reported net losses of $280,982 and $367,700, respectively. These conditions raise substantial doubt about Pangea’s ability to continue as a going concern.

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

During the six months ended June 30, 2007, Pangea engaged in various transactions affecting stockholders’ equity, as follows:

•
21,838,359 shares of common stock were issued to employees and consultants. Compensation expense of $204,919 was recorded based on market value on date of issuance. $4,247 was also expensed out of deferred compensation in connection with a 12 month service agreement for EDGAR services with a third party vendor.

•	200,000 shares of restricted common stock were issued to an independent director valued at $2,260.

4. Related Party Transactions

Notes payable to related parties consist of the following at June 30, 2007:

Notes payable to Mary Pollock, daughter of the chief executive officer. This note bears interest at rates of 12% per year and is due in a one time payment of principal and interest on December 31, 2007. These notes are not collateralized.	$118,299

Notes payable to Charles Pollock, the Chief Executive Officer and a significant stockholder of the Company. This note bears interest of 12% per year, and due in one time payment of principal and interest on December 31, 2007. These notes are not collateralized.	323,315

Notes payable to Mark Weller, the Chief Operating Officer and a significant stockholder of the Company. This note bears interest of 12% per year, and due in one time payments of principal and interest on December 31, 2007. These notes are not collateralized.	86,427

$528,041

Accrued interest payable to related parties of $94,787 at June 30, 2007 represents interest accrued on the above notes payable to related parties.

5.	Ft. Bend County, Texas Note Payable

In the first quarter 2006, Pangea acquired an approximate 1.5% working interest in a property located in Fort Bend County, Texas (which also includes the Blue Ridge Field). This is a 421 acre project currently producing approximately 7,500 barrels of oil per month from fifteen wells, in five leases, in the Miocene and Frio sands. The project also drilled a new well and placed it on production during the fourth quarter 2006. We began receiving revenue from the project during the fourth quarter 2006. The purchase of the Blue Ridge Field was financed and we are responsible for 2.5% of the financing. As of June 30, 2007, the balance due totaled $23,605. This note has an interest rate of 18% and will be repaid from the sale of production until the amount is paid in full.