Form 10QSB
period 2007-09-30
PANGEA PETROLEUM CORP
filed 2007-11-14
CIK 1077319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

306,119,544  Shares of $0.001 par value Common Stock outstanding as of November 7, 2007

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [ X]

PANGEA PETROLEUM CORPORATION
FORM 10-QSB

Table of Contents

PART I - FINANCIAL INFORMATION
F-1
Item 1 - Financial Statements

Item 2 - Management's Discussion and Analysis or Plan of Operations	4

Item 3 - Controls and Procedures	7

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 6 - Exhibits	8

SIGNATURES	9

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

PANGEA PETROLEUM CORPORATION
TABLE OF CONTENTS

Page

Unaudited Consolidated Financial Statements:

Unaudited Consolidated Balance Sheets as of
September 30, 2007 and December 31, 2006	F-3

Unaudited Consolidated Statements of Operations
for the three months and nine months ended
September 30, 2007 and 2006	F-4

Unaudited Consolidated Statement of Stockholders'
Deficit for the nine months ended September 30, 2007	F-5

Unaudited Consolidated Statements of Cash Flows
for the nine months ended September 30, 2007 and 2006	F-6

Notes to Unaudited Consolidated Financial Statements	F-7

PANGEA PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
ASSETS	(Unaudited)

Current assets:
Cash	$203	$53,690
Accounts receivable	13,105	-
Payroll taxes refundable	-	7,131

Total current assets	13,308	60,821

Property and equipment:
Oil and gas properties (successful efforts method
net of accumulated depletion of $145,077 and $112,000)	220,308	209,903

Total assets	$233,616	$270,724

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$20,939	$9,864
Accrued interest payable to related parties	110,758	63,365
Notes payable	23,605	-
Notes payable to related parties	528,041	528,041

Total current liabilities	683,343	601,270

Obligation for dismantlement and disposal activities	7,943	7,943

Total liabilities	691,286	609,213

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock: $.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock: $.001 par value; 500,000,000 shares authorized;
306,119,544 and 281,258,566 shares issued and outstanding at
September 30, 2007 and December 31, 2006, respectively	306,120	281,259
Additional paid-in capital	18,372,971	18,173,717
Deferred compensation	-	(4,247)
Accumulated deficit	(19,136,761)	(18,789,218)

Total stockholders' deficit	(457,670)	(338,489)

Total liabilities and stockholders' deficit	$233,616	$270,724

The accompanying notes are an integral part of these consolidated financial statements.

PANGEA PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$10,490	$14,978	$43,540	$42,307

Costs and expenses:
Lease operating expenses	4,685	4,378	15,749	17,743
Production taxes	617	747	2,424	1,420
Selling, general and administrative	28,955	122,043	276,610	474,181
Depreciation, depletion and amortization	11,085	3,594	33,077	16,024
Impairment	15,737	-	15,737	-

Total costs and expenses	61,079	130,762	343,597	509,368

Loss from operations	(50,589)	(115,784)	(300,057)	(467,061)

Other income and (expenses):
Other income	-	-	-	15,000
Interest expense	(15,971)	(15,971)	(47,486)	(47,394)

Net loss	$(66,560)	$(131,755)	$(347,543)	$(499,455)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares	304,674,756	276,898,021	296,167,327	267,863,234

The accompanying notes are an integral part of these consolidated financial statements.

PANGEA PETROLEUM CORPORATION
 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
for the nine months ended September 30, 2007
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Deferred	Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	(Deficit)

Balance at December 31, 2006	281,258,566	$281,259	$18,173,717	$(18,789,218)	$(4,247)	$(338,489)

Common stock issued to compensate
employees and consultants	24,860,978	24,861	199,254	-	4,247	228,362

Net loss	-	-	-	(347,543)	-	(347,543)

Balance at September 30, 2007	306,119,544	$306,120	$18,372,971	$(19,136,761)	$-	$(457,670)

The accompanying notes are an integral part of these consolidated financial statements.

PANGEA PETROLEUM CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net loss	$(347,543)	$(499,455)
Adjustments to reconcile net loss to net cash
used in operating activities	318,119	448,072

Net cash used in operating activities	(29,424)	(51,383)
Cash flows from investing activities:
Capital and exploratory expenditures	(17,082)	(117,997)

Cash flows from financing activities:
Repayment of debt	(6,981)	-
Proceeds from the sale of common stock	-	185,000

Net cash provided by (used in) financing activities	(6,981)	185,000

Net increase/(decrease) in cash and cash equivalents	(53,487)	15,620

Cash and cash equivalents at beginning of period	53,690	56,377

Cash and cash equivalents at end of period	$203	$71,997

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes
Non Cash Disclosures
Assumptions of debt associated with Oil & Gas Property	33,961	-
Seller Financed purchase of O&G properties	7,515	-

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

2.         Going Concern Considerations

Since its inception, Pangea has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide cash resources to sustain its operations.  During the nine months ended September 30, 2007 and 2006, Pangea reported net losses of $347,543 and $499,455, respectively. These conditions raise substantial doubt about Pangea’s ability to continue as a going concern.

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

3.         Oil and Gas Properties

An impairment of $15,377 was recorded in the current quarter due to the abandonment of Bounds #1 well. This impairment results in a zero net carrying value as of September 30, 2007.

4.         Related Party Transactions

Notes payable to related parties consist of the following at September 30, 2007:

Notes payable to Mary Pollock, daughter of the chief executive officer. This note bears interest at rates of 12% per year and is due in a one time payment of principal and interest on December 31, 2007. These notes are not collateralized.	$118,299

Notes payable to Charles Pollock, the Chief Executive Officer and significant stockholder of the Company. This note bears interest of 12% per year, and due in one time payment of principal andinterest on December 31, 2007. These notes are not collateralized.	323,315

Notes payable to Mark Weller, the Chief Operating Officer and significant stockholder of the Company. This note bears interest of 12% per year, and due in one time payments of principal and interest on December 31, 2007. These notes are not collateralized.	86,427

$528,041

Accrued interest payable to related parties of $110,758 at September 30, 2007 represents interest accrued on the above notes payable to related parties.

5.         Ft. Bend County, Texas Note Payable

In the first quarter 2006, Pangea acquired an approximate 1.5% working interest in a property located in Fort Bend County, Texas (which also includes the Blue Ridge Field). This is a 421 acre project currently producing approximately 7,500 barrels of oil per month from fifteen wells, in five leases, in the Miocene and Frio sands.  The project also drilled a new well and placed it on production during the fourth quarter 2006.   We began receiving revenue from the project during the fourth quarter 2006. The purchase of the Blue Ridge Field was financed and we are responsible for 2.5% of the financing.  As of September 30, 2007, the balance due totaled $23,605.  This note has an interest rate of 18% and will be repaid from the sale of production until the amount is paid in full.

6.         Stockholders’ Deficit

During the nine months ended September 30, 2007, Pangea engaged in various transactions affecting stockholders’ equity, as follows:

•
24,560,978 shares of common stock were issued to employees and consultants.  Compensation expense of $221,255 was recorded based on market value on date of issuance.  $4,247 was also expensed out of deferred compensation in connection with a 12 month service agreement for EDGAR services with a third party vendor.

•	300,000 shares of restricted common stock were issued to an independent director valued at $2,860.

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

Since our inception, we have recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the nine months ended September 30, 2007, we reported a loss of $347,543 compared to a loss of $499,455 reported for the nine months ended September 30, 2006.

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

PROPOSED TRANSACTION TERMINATED

On September 6, 2007, Pangea Petroleum Corp. and Rock Energy Partners mutually terminated the Letter of Intent dated May 7, 2007.  Rock Energy has been unable to complete their audit and a definitive agreement will not be reached before the November 1, 2007 expiration of the Letter of Intent.  Pangea Petroleum is still pursuing other oil and gas acquisitions.

RESULTS OF OPERATIONS

During the nine months ended September 30, 2007, we reported $43,540 in revenue from the working interests in thirty six producing wells.

Pangea purchased an interest in a Geneva Reef project covering approximately 3600 acres in July, 2006 in Clay, Effingham, Shelby, Fayette, and Cumberland Counties in Illinois.  Analysis of 2D seismic in the area indicates that there are at least six geologic features that have the potential to offset successful Geneva Reef production in the area.  The contractor has begun the running of 3D seismic across the prospects in order to confirm the existence of the necessary reef structures. The 3D results on the first three prospects run indicate that the reef is present as predicted.  The remaining prospects are progressing.  It is anticipated that at least half of the 2D prospects will have a drillable reef and that each of the identified reefs will have approximately three well locations.  The AFE for the first well was approved in September and it is expected that the well will be drilled near the end of the fourth quarter 2007.  Typical total initial reef production has been between 500 and 1000 BOPD on the successful 3D finds.  Pangea has a 3.0% working interest and a 2.1% net interest in the project.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 TO THREE MONTHS ENDED SEPTEMBER 30, 2006.

The net loss of $66,560 for the three months ended September 30, 2007 decreased by $65,195 from the net loss of $131,755 for the three months ended September 30, 2006.  The decrease is primarily due to a decrease in stock based compensation partially offset by an increase in depreciation, depletion and amortization.. The increase in depletion, depreciation and amortization is due to an increase in the number of wells being depleted.

Pangea generated revenue from the participation in ongoing oil and gas wells in the amount of $10,490 for the three months ended September 30, 2007, compared to $14,978 in revenue for the three months ended September 30, 2006.  This revenue decrease resulted from a decrease in production.  Total assets decreased to $233,616 at September 30, 2007 compared to $558,361 at September 30, 2006.  This decrease is primarily reflected in an increase in oil and gas properties offset by the decrease in cash from $203 at September 30, 2007 compared to $71,997 at September 30, 2006.

Total liabilities at September 30, 2007 are $691,286 compared to $583,378 at September 30, 2006.  The increase in liabilities is primarily due to an increase in accrued liabilities related to accrued interest on notes payable and increased debt related to the Blue Ridge field in Ft. Bend County, Texas.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 TO NINE MONTHS ENDED SEPTEMBER 30, 2006

The net loss of $347,543 for the nine months ended September 30, 2007 decreased by $151,912 from the net loss of $499,455 for the nine months ended September 30, 2006. The decrease is primarily due to a decrease in stock based compensation partially offset by an increase in depreciation, depletion and amortization.

We generated revenue from the participation in ongoing oil and gas wells in the amount of $43,540 for the nine months ended September 30, 2007 compared $42,307 in the nine months ended September 30, 2006. This revenue increase resulted from an increase in the number of wells.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $29,424 for nine months ended September 30, 2007 related primarily to professional fees and expenses on producing wells. For the three months ended September 30, 2007, we were not able to generate positive cash flow from operations. However, we are generating revenue from thirty six wells. We have been unable to raise cash from 2007 financing activities to fund investing activities in 2007. There was net cash used from financing activities of $6,981 at September 30, 2007 while there was $185,000 provided by financing activities at September 30, 2006. We intend to continue investing in additional oil and gas projects but will need additional working capital to participate fully at the levels we intend.  We expect to raise working capital through private placements, debt financing or equity investment. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure its long-term viability.

OUTLOOK

We have identified additional prospects scheduled for drilling in 2007 in Texas and Illinois.  In addition, we are monitoring additional activity in Henderson County, Wharton County, Fort Bend County and De Witt County, Texas and anticipate several prospects to be ready for drilling in Illinois and New York in 2008.

Pangea’s 2.5% working interest in Stueben County, New York, which covers approximately 50,000 acres, has completed shooting twenty-two square miles of 3-D seismic.  The data is being processed and drilling prospects are being examined. Thus far there are two well defined drilling prospects in the Trenton Black River and two leads identified in the Oriskany and Onandaga Reef sands.   Discussions are taking place with an offset operator with regard to joint drilling on two of the prospects.  Drilling plans have not yet been formulated and there will not be any drilling in 2007. Pangea is evaluating options for proceeding with potential necessary investments, including farming out a portion of the interest in the initial phases.  It is expected that decisions on structure will be concluded during the 4th quarter.

Pangea has received additional information from the operator on the Geneva Reef project in Illinois that indicates that as many a six additional reef structures are present on surrounding acreage in the area.   At this point Pangea has funded approximately $40,000 for its share of the current six structures and will examine the new prospects and the costs associated with acquiring the rights to participate in the newly identified acreage.    It is expected that the Company will need to make an election to participate prior to the end of the 4th quarter.

Henderson County, Texas is an 11500’ test in the Rodessa and Pettit with a secondary objective in the Upper Travis Peak.  The first well has the potential for an additional well in the fault trap and, if successful, will lead to drilling in four additional analogous fault blocks on the leased acreage.   Pangea has a non-binding commitment to a 2% working interest and 1.54% net interest in the first well.  The drilling on this prospect has continued to experience delays due to surface lease and access problems.  At this point Pangea has not received an authorization for expenditure for approval, however, due to the extended delays in execution, Pangea has informed the operator that the Company will not participate in drilling this prospect.

Pangea is also evaluating the acquisition of existing producing reserves in Jim Wells and Jim Hogg counties in Texas, and Wayne County in Mississippi.  We have held numerous discussions with the operators that could lead to a purchase for cash and restricted stock for interests ranging from 3% to 10%.  Pangea is attempting to pursue third party funding for the cash portions of the deals, in order to allow each of these deals to proceed to definitive discussion.  To date Pangea has been unable to obtain the necessary backing to complete these transactions and there are no definitive commitments from any of the parties and no cash obligation for Pangea on any of these deals.

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

PART II – OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, 4, and 5 are omitted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During our quarter ended September 30, 2007, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof.  Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.  None of the transactions involved a public offering.  We believe that each person had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities.  We believe that each person was knowledgeable about our operations and financial condition.

During the three months ended September 30, 2007, we issued 120,000 shares of restricted common stock to our Chief Financial Officer. We issued 2,602,619 common shares registered on Form S8 to consultants and 100,000 restricted common shares to our independent director for services  We recognized total compensation expense of $16,936.

ITEM 6.  EXHIBITS.

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

PANGEA PETROLEUM CORPORATION

By: /s/ Charles B. Pollock	Date: November 14, 2007
Charles B. Pollock,
Chairman of the Board and
Chief Executive Officer

By: /s/ Scott Duncan
Scott Duncan
Chief Financial Officer and
Principal Financial Officer