Form 10KSB
period 2007-12-31
PANGEA PETROLEUM CORP
filed 2008-05-02
CIK 1077319

UNITED STATES SECURITES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended
December 31, 2007

Commission File #0-30503
PANGEA PETROLEUM CORPORATION
(Name the small business issuer in its charter)

COLORADO
(State or other jurisdiction of incorporation or organization)

76-0635938
(IRS Employer Identification No)

9801 Westheimer, Suite 302, Houston, Texas 77042
(Address of principal executive offices)(Zip Code)

(713) 706-6350
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X ]

Revenues for year ended December 31, 2007: $53,447.  The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 20, 2008 was $919,019.  The number of shares of common stock outstanding as of March 20, 2008 was 306,339,544.

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

BUSINESS STRATEGY

Pangea is an independent energy company focused on exploration and development of oil and natural gas reserves, whose core business is directed to the development of oil and gas prospects in proven onshore production areas. Pangea is pursuing a development program designed to achieve profitability by distributing risk across multiple oil and gas projects.  We diversify our risk by carefully identifying prospects that fit within strict parameters and by taking a minority working interest in each project. We devote essentially all of our resources towards the development of revenue producing activities by keeping overhead costs at a minimum level through the retention of carefully selected consultants, contractors and service companies.

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

We then utilize a risk based economic evaluation that compares “high”, “most likely”, and “low” production and price scenarios to rank projects for investment.  Our overall Business Plan employs the same technique for price and production, and in addition, uses “high”, “most likely” and “low” scenarios to factor in a projection for the number of potential dry holes that may be encountered in the drilling program each year.  The “most likely” case is designed to have a 50% chance of being achieved. The “high” and “low” cases then define the boundaries of an 80% range, such that there is a 10% chance of achieving the “high” case and a 90% chance of achieving the “low” case.

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

We are managed by a small experienced team focused on finding and structuring attractive oil and gas investment opportunities. Our goal is to create long-term value for our investors by building an onshore oil and natural gas reserve base.

 In summary, Pangea seeks to acquire and exploit properties with the following characteristics:

▪	primarily Gulf Coast Basin locations,
▪	an established production history and infrastructure,
▪	multiple productive sands and reservoirs,
▪	low current production levels with significant identified proven and potential reserve opportunities and,
▪	the opportunity to obtain a minority interest.

RISK FACTORS

Going Concern Risk

We have had and could have in the future losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

In Note #2 to our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern.  Since its inception, we have suffered recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.  During the years ended December 31, 2007 and 2006, we reported net losses and negative cash flows from operations as follows:

	2007	2006

Loss from operations	$(339,522)	$(962,566)
Net Loss from continuing operations	$(402,979)	$(1,010,931)
Net cash (used in) operating activities	$(38,770)	$(113,169)

Our continuing negative operating results have produced a working capital deficit of $710,775 at December 31, 2007. This is an increase compared to a working capital deficit of $540,449 at December 31, 2006, and reflects the additional loss of 22% from 2007 operations.  The above factors represent a substantial improvement over year 2006 performance; however the net loss from continuing operations continues to raise doubt about our ability to fully establish the Company.

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

COMPETITION

We operate in a highly competitive environment.  Competition is particularly intense with respect to the acquisition of desirable undeveloped crude oil and natural gas properties.  The principal competitive factors in the acquisition of such undeveloped crude oil and natural gas properties include the staff and data necessary to identify, investigate and purchase such properties, and the financial resources necessary to acquire and develop such properties.  We compete with major and independent crude oil and natural gas companies for properties and the equipment and labor required to develop and operate such properties.  Many of these competitors have financial and other resources substantially greater than ours, which may adversely affect the company’s ability to compete on certain projects.

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

EMPLOYEES

As of December 31, 2007, we had two full-time employees.  We also retain independent geological and engineering consultants and administrative assistance as needed and expect to continue to do so in the future.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leased office space under a one year operating lease that expired in March 31, 2007 for monthly rent of $763.  Due to rising costs the lease was not renewed. We continue to keep our mail and answering service at that location until other office space is found.

ITEM 3.  LEGAL PROCEEDINGS

None

PART II

ITEM 5.  MARKET FOR  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for the fiscal years ended December 31, 2006 and December 31, 2007.  Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Period	High	Low

	2006

First Quarter		.036	.007
Second Quarter		.054	.018
Third Quarter		.039	.015
Fourth Quarter		.023	.011

	2007

First Quarter		.009	.003
Second Quarter		.012	.005
Third Quarter		.008	.004
Fourth Quarter		.0095	.003

The closing price of our common stock as of March 20, 2008 was $.003 per share.  As of March 20, 2008 there were approximately 612 certificate shareholders of record and 306,339,544 common shares outstanding.

OUR TRANSFER AGENT IS:
Olde Monmouth Stock Transfer Co., Inc.
200 Memorial Parkway
Atlantic Highlands, New Jersey 07716

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS FOR FISCAL YEAR ENDED DECEMBER 31, 2007

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	25,000,000	$0.11	0
Equity compensation plans not approved by security holders	0	0	0
TOTAL	25,000,000	$0.11	0

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM UNREGISTERED SECURITIES

None

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

GENERAL

We are an independent energy company focused on exploration and development of oil and natural gas reserves in the onshore United States, primarily on the Gulf Coast.  We have crafted a business model specifically designed to exploit the unique opportunities currently available to small companies in the domestic oil and gas industry. Pangea’s basic philosophy is that it will maximize potential success by focusing on shallow, less expensive prospects with quality data.  Through the development of strong relationships with industry partners, Pangea has been able to assemble a large pool of prospect opportunities, which have been rigorously evaluated to identify the best possible drilling candidates.  Finally, management believes that, while not all wells will be successful, there is a relationship between the number of potential prospects drilled and the rate of success enjoyed, such that the more wells the Company drills, the more chances we have for success. For this reason Pangea takes a minority position in each well, so that within the available funds, the number of wells drilled can be increased.

RESULTS OF OPERATIONS

We participated in drilling two wells in 2007. One of those wells is producing and one well was judged to be a dry hole and was abandoned.    This resulted in a 50% success rate, which is at the Company’s target success rate of 50% and below the 60% rate we achieved in 2006.  Production in 2007 was up 4% to 5.3 million cubic feet of gas equivalent, versus 5.1 million cubic feet equivalent in 2006.

In the first quarter 2007, we participated in drilling a 4,700' Frio test in Colorado County, Texas.  This project was developed based on 3D seismic data.  The well encountered three Frio sands and a Miocene sand.  The first Frio sand was placed on production in May 2007 at 300 MCFD.  We have a 2.00% working interest and 1.48% net interest in the prospect.  The prospect area has several potential additional locations in the Frio and Miocene that are being evaluated for drilling.  The well has produced with little decline since June 2007.

We participated in drilling a prospect in Cumberland County, Illinois, on in November 2007.  The primary target was the Geneva Reef sand at 4000’ with a secondary objective to test the Salem and Warsaw sands.  The Geneva
Reef was wet in this location and the Warsaw and Salem were tested and deemed to be non-commercial. The well was plugged and abandoned.

In February 2006, we purchased a 7% working interest (5.25% net interest) in a re-entry workover in Brazoria County, Texas.  The well was drilled in 2002 and experienced mechanical difficulty in the first of four zones in the Miocene sands.  The logs indicate three additional sands which will be sequentially completed for the project.  A workover rig moved in at the end of March 2006.  The workover in the first zone was successful.  Following facilities construction and pipeline connection the well was placed on production at a 250 MCFD restricted rate. This prospect will likely have two to three additional well locations.  To date, we have not received revenue from this project, as the operator has not provided well information or status and appears to have the well shut-in.  In 2006, a $21,000 impairment value was placed on the well pending results of operations.  The operator has continued to fail to respond to Pangea demands for status and contract performance and we are evaluating how to proceed.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of its financial condition and results of operations as of December 31, 2007 are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

OIL AND GAS PRODUCING ACTIVITIES

We follow the "successful efforts" method of accounting for our oil and gas properties. Under this method of accounting, all property acquisition costs (cost to acquire mineral interests in oil and gas properties) and costs (to drill and equip) of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves in commercial quantities, the costs associated with the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive.  Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred.  Management estimates the future liability for plugging and abandonment of the related wells. Accordingly, a net cost of $8,193 has been recorded for plugging and abandonment.

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

COMPARISON OF YEAR ENDED DECEMBER 31, 2007 TO YEAR ENDED DECEMBER 31, 2006.

Revenues were $53,447 in 2007 compared to revenue of $38,497 in 2006 reflecting an increase of 27% or $14,950 in revenue in 2007.  This increase in revenue reflects a rise in production during the year.   During the fiscal year 2007 $17,202 was used for capital and exploratory expenditures compared to $172,506 in 2006 (using the successful effort method of accounting).

The $607,952 decrease in the net loss from continuing operations to $402,979 for the year ended December 31, 2007 from $1,010,931 for the year ended December 31, 2006 is due to a few factors.   Impairment of oil and gas properties decreased to $23,634 in 2007.  This was due to the plug and abandonment costs recorded in 2006 for the drilled and abandoned wells of $73,105, while $0 costs were recorded in 2007.  There was a decrease in Selling, General and Administrative expenses including stock based compensation, which decreased by $430,669 to $306,432 in 2007 compared to $737,101 in 2006.

During the year ended December 31, 2007, we reported a net loss of $402,979 compared to a net loss of $1,010,931 for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have suffered recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.

Our capital and exploratory expenditures of $17,202 for the fiscal year 2007 were used to invest in two wells.  We have not been able to generate positive cash flow from operations. The net cash from financing activities decreased in 2007 to $5,000 from $282,988 in 2006. We intend to continue investing in additional oil and gas projects but will need additional financing from private placements, debt financing or equity investment in order to participate fully and at the levels we intend. There can be no assurance that any of the plans developed by Pangea will produce cash flows sufficient to ensure its long-term viability.

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

RECENT FINANCING

None

2008 OUTLOOK

We are working on identifying additional prospects for drilling in 2008 in Illinois and New York, but we currently have nothing scheduled.  We have no active drilling prospects, however, we are pursuing three opportunities to purchase existing production in Texas and Mississippi.

Pangea’s 2.5% working interest in Stueben County, New York, which covers approximately 50,000 acres, has completed shooting twenty-two square miles of 3-D seismic.  The data is being processed and drilling prospects are being examined. Thus far there are leads identified in the Oriskany and Onandaga Reef sands.   Currently plans for drilling have been deferred due to land issues.  Pangea is evaluating how to proceed with the project and may elect to farm out the prospect to avoid future expenditures until operations proceed.

Pangea has an interest in a Geneva Reef project covering approximately 3600 acres in Clay, Effingham, Shelby, Fayette, and Cumberland Counties in Illinois.  Analysis of 2D seismic in the area indicated that there are at least six geologic features having potential to offset successful Geneva Reef production in the area.  The operator ran 3D seismic in the areas of interest and confirmed the existence of one reef structure that was drilled in 2007 and was unsuccessful.  It is anticipated that at least one of the remaining 2D prospects will have a drillable reef.  The operator is running additional 3D seismic to attempt to define drilling locations on this prospect. The offset reefs have had approximately three wells each, and initial total reef production has been between 500 and 1000 BOPD on the successful 3D finds.  Pangea has a 3.0% working interest and a 2.1% net interest in the project.

Henderson County, Texas is an 11500’ test in the Rodessa and Pettit with a secondary objective in the Upper Travis Peak.  The first well has the potential for an additional well in the fault trap and, if successful, will lead to drilling in four additional analogous fault blocks on the leased acreage.  Pangea had reserved a 2% working interest and 1.54% net interest in the first well, but has not provided any funding.  The operator has had extended difficulty obtaining the necessary leases for the surface drilling location and has been delayed in proceeding throughout 2007.  In December 2007 Pangea informed the operator that we will not proceed with participation in the project.

Pangea is also pursuing the acquisition of interests in three producing projects; two in Texas and one in Mississippi.  The two Texas projects are primarily gas producers that are comprised of multiple wells with excellent production histories.  Pangea is looking a 5% of a project making 30,000,000 cubic feet per month and 3% of a project making 150,000,000 cubic feet per month.  The Mississippi project is in a relatively shallow oil horizon area that produces relatively heavy oil.  The wells produce at a very shallow decline rate over a long period and are currently making 3200 Barrels per month.  Pangea is evaluating a 3-5% interest.  All three projects appear to have a greater than 10 year remaining life.  To date there are no definitive agreements for purchase and final negotiations will depend on the ability of Pangea to raise the up front capital necessary to finalize each deal.

We continue to review additional prospects in Texas, Louisiana, Illinois and New York to add new wells to our prospect list.  Our strategy remains one of evaluating primarily shallow, onshore oil and gas projects that avoid investing in “wildcat” or exploratory wells. Focus remains on investing in development well prospects that are supported by seismic data, proven production from the surrounding area and good information from adjacent wells. Additionally, we will continue to diversify our risk by taking a minority working interest in the prospects such that we are not dependent on any one project or highly impacted by an unsuccessful well. The ability to invest further is entirely dependent on Pangea securing additional capital from investors or debt financing.  There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.

OFF BALANCE SHEET ARRANGEMENT

During the year ended December 31, 2007, we had no off balance sheet arrangements.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of the company are set forth beginning on page F-1.

PANGEA PETROLEUM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
For the years ended December 31, 2007 and 2006

PANGEA PETROLEUM CORPORATION
TABLE OF CONTENTS
__________

Page

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Financial Statements:

Consolidated Balance Sheet as of December 31, 2007	F-4

Consolidated Statements of Operations for the years
ended December 31, 2007 and 2006	F-5

Consolidated Statements of Stockholders' Deficit for
the years ended December 31, 2007 and 2006	F-6

Consolidated Statements of Cash Flows for the years
ended December 31, 2007 and 2006	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  Pangea Petroleum Corporation
  Houston, Texas

We have audited the accompanying consolidated balance sheet of Pangea Petroleum Corporation as of December 31, 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of Pangea Petroleum Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated inancial statements referred to above present fairly, in all material respects, the financial position of Pangea Petroleum Corporation as of December 31, 2007, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Malone & Bailey, PC
Houston, Texas
www.malone−bailey.com

May 1, 2008

PANGEA PETROLEUM CORPORATION
 CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS

Current assets - Cash	2,718

Property and equipment:
Proven oil and gas properties (successful efforts method), net of accumulated
depletion of $138,642	40,478
Unproven oil and gas properties (successful efforts method)	171,462
Total property and equipment	211,940

Total assets	$214,658

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$21,535
Accrued interest payable to related parties	126,730
Notes payable to related parties	528,041
Notes payable	15,507
Stock Payable	21,680

Total current liabilities	713,493

Long term debt to related parties	5,000
Asset retirement obligations	8,193

Total liabilities	726,686

Stockholders' deficit:
Preferred stock: $.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-
Common stock: $.001 par value; 500,000,000 shares authorized;
306,339,544 shares issued and outstanding	306,340
Additional paid-in capital	18,373,829
Accumulated deficit	(19,192,197)

Total stockholders' deficit	(512,028)

Total liabilities and stockholders' deficit	$214,658

See summary for significant accounting policies and notes to consolidated financial statements.

PANGEA PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2007 and 2006

	2007		2006

Oil and gas revenue		$53,447	$38,497

Costs and expenses:
Lease operating expenses		26,124	18,217
Production tax		2,981	3,636
Selling, general and administrative,
including stock based compensation		306,150	682,982
Dry holecosts		282	54,119
Impairment of oil and gas properties		23,634	90,938
Plug and abandonment costs		-	73,105
Depletion and depreciation		33,236	78,066
Gain/Loss on sale of assets		562	-

Total costs and expenses		392,969	1,001,063

Loss from operations		(339,522)	(962,566)

Other income and (expenses):
Interest expense		(63,457)	(63,365)
Settlement income		-	15,000

Net loss	$	(402,979)	$(1,010,931)

Weighted average common shares outstanding		298,865,393	269,385,275

Basic and diluted net loss per common share		$(0.00)	$(0.00)

See summary for significant accounting policies and notes to consolidated financial statements.

PANGEA PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
Years ended December 31, 2007 and 2006

			Additional			Total
	Common Stock		Paid-In	Accumulated	Deferred	Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Deficit

Balance at
December 31, 2005	222,676,886	222,677	17,257,178	(17,778,287)	-	(298,432)

Common stock issued
for cash	13,700,000	13,700	171,300	-	-	185,000

Common stock issued
for exercise
of cashless
warrants	2,296,434	2,296	(2,296)	-	-	-

Common stock issued
to compensate employees
and consultants	34,239,244	34,240	585,881	-	(4,247)	615,874

Common stock issued
for Asset Purchase
Agreement	20,000,000	20,000	150,000	-	-	170,000

Cancellation of shares
Under Securities
Purchase Agreement
Dated December 31, 2001	(11,653,998)	(11,654)	11,654	-	-	-

Net loss	-	-	-	(1,010,931)	-	(1,010,931)

Balance at
December 31, 2006	281,258,566	$281,259	$18,173,717	$(18,789,218)	$(4,247)	$(338,489)

Common stock issued
to compensate employees
and consultants	25,080,978	25,081	200,112	-	4,247	229,440

Net loss	-	-	-	(402,979)	-	(402,979)

Balance at
December 31, 2007	306,339,544	$306,340	$18,373,829	$(19,192,197)	$0	$(512,028)

See summary for significant accounting policies and notes to consolidated financial statements.

PANGEA PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net loss	$(402,979)	$(1,010,931)
Adjustments to reconcile net loss to net cash
(used in) operating activities:

Depletion and depreciation expense	33,236	78,066
Impairment of oil and gas properties	23,634	90,938
Dry hole expense	-	54,119
Plug and abandonment costs	-	73,105
Stock-based compensation	251,120	615,874
Changes in assets and liabilities:
Accounts receivable	(15,079)	2,136
Prepaid expenses	-	6,500
Payroll taxes refundable	7,131	2,748
Accounts payable and accrued liabilities	63,917	(25,724)
Other	250	-

Net cash (used in) operating activities	(38,770)	(113,169)

Cash flows (used in) investing activities:
Capital and exploratory expenditures	(17,202)	(172,506)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	185,000
Proceeds from notes payable	5,000	97,988

Net cash provided by financing activities	5,000	282,988

Net change in cash and cash equivalents	(50,972)	(2,687)

Cash and cash equivalents at beginning of year	53,690	56,377

Cash and cash equivalents at end of year	$2,718	$53,690

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-
Noncash investing and financing activities:
Oil and gas property acquired with common stock issuance	$-	170,000
Cashless exercise of warrants	-	2,296
Cancellation of shares	-	11,654
Assumptions of debt associated with oil & gas property	33,961	-
Seller financed purchase of O&G properties	7,515	-
Payoff of debt with oil and gas revenues	8,980	-

See summary for significant accounting policies and notes to consolidated financial statements.

PANGEA PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Organization and Significant Accounting Policies

Organization

Pangea Petroleum Corporation (the “Company”) is a Colorado corporation engaged in oil and gas exploration and development.  The Company was originally incorporated in 1997 as Zip Top, Inc. and subsequently adopted a name change to Pangea Petroleum Corporation.  On April 26, 2000, the Company was recapitalized when the Company acquired the non-operating public shell, Segway II Corporation.  Segway II Corporation had no significant assets or liabilities at the date of acquisition and, accordingly, the transaction was accounted for as a recapitalization.

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

In 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations” which was adopted by Pangea when Pangea first acquired oil and gas properties. SFAS 143 requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Pangea accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Pangea’s credit adjusted risk-free interest rate. No market risk premium has been included in Pangea’s calculation of the ARO balance. Pangea’s ARO liability at December 31, 2007 is $8,193.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and, if necessary, a loss is recognized by providing an impairment allowance.  Pangea recorded $23,634 and $90,938 of impairment expense in the years ended December 31, 2007 and 2006, respectively. Other unproved properties are amortized based on the Company's average holding period.

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

Oil and Gas Revenues

Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, collectibility is reasonably assured and evidenced by a contract. The Company follows the “sales method” of accounting for its oil and natural gas revenue, so it recognizes revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves

Impairment of Long-Lived Assets

In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down to fair market value or discounted cash flow is required. Based upon a recent evaluation by management, an impairment write-down of the Company’s long-lived assets was recorded to write such assets down to their estimated net realizable value resulting in an impairment expense of $23,634 and $90,938 in 2007 and 2006, respectively.

Stock Based Compensation

Financial Accounting Standard No. 123, “Accounting for Stock−Based Compensation” established financial accounting and reporting standards for stock−based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. In January 2006, the Company implemented SFAS No. 123R, and accordingly, the Company accounts for compensation cost for stock option plans in accordance with SFAS No. 123R.

PANGEA PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Organization and Significant Accounting Policies, continued

Concentration of Credit Risk and Major Customers

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable.  The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”)  The Company has not experienced any losses on deposits.  During the years ended December 31, 2007 and 2006, 100% of the Company’s revenues were received from five customers.

Income Taxes

The Company uses the liability method in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance, if necessary, is provided against deferred tax assets, based upon management’s assessment as to their realization.

Basic and Diluted Net Loss Per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended 2007 and 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

2.         Going Concern Considerations

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.  During the years ended December 31, 2007 and 2006, the Company reported losses of $402,979 and $1,010,931, respectively. Continuing negative operating results produced a working capital deficit of $710,775 as of December 31, 2007. These conditions raise substantial doubt as to Pangea’s ability to continue as a going concern.

The Company developed a multi-step plan and during 2007 took actions to improve its financial position and deal with its liquidity problems. The final steps of the plan are still being developed, but may include additional private placements of the Company’s common stock, additional oil and gas property acquisitions and/or exploration efforts, and efforts to raise additional debt financing or equity offerings.

The Company’s long-term viability as a going concern is dependent on certain key factors, as follows:

•	The Company’s ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

•	The Company’s ability to locate, prove and produce from economically viable oil and gas reserves.

•	The Company’s ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PANGEA PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.         Oil and Gas Properties

Oil and gas properties consist of the following at December 31, 2007:

Oil and gas properties	$350,582

Less accumulated depletion	(138,642)

Net oil and gas properties	$211,940

During the years ended December 31, 2007 and 2006, the Company recorded dry hole, abandonment and impairment charges of $23,916 and $218,162, respectively. At December 31, 2007, the Company has working interests in eight wells.  Three of the wells, with capitalized costs totaling $171,462, have not been completed and, accordingly, a determination has not yet been made if those wells are economically viable.

4.         Property and Equipment

Property and equipment consists of the following at December 31, 2007:

Office equipment	3 to 5 years	$15,594
Furniture and fixtures	3 to 5 years	2,580

		18,174

Less accumulated depreciation		(18,174)

Net property and equipment		$0

5.    Notes Payable to Related Parties

Notes payable to related parties consist of the following at December 31, 2007:

Notes payable to Mary Pollock, daughter of the chief executive officer. This note bears interest at rates of 12% per year and is due in a one time payment of principal and interest on December 31, 2007. These notes are not collateralized.	$118,299

Notes payable to Charles Pollock, the Chief Executive Officer and a significant stockholder of the Company. This note bears interest of 12% per year, and due in one time payment of principal and interest on December 31, 2007. These notes are not collateralized.	323,315

Notes payable to Mark Weller, the Chief Operating Officer and a significant stockholder of the Company. This note bears interest of 12% per year, and due in one time payments of principal and interest on December 31, 2007. These notes are not collateralized.	86,427

$528,041

Accrued interest payable to related parties of $126,730 at December 31, 2007 represents interest accrued on the above notes payable to related parties. These notes were renewed January 1, 2008 extending the due date of the notes to December 31, 2008.

PANGEA PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.         Income Taxes

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2007, the Company had net operating loss (“NOL”) carryforward for income tax purposes of approximately $7,909,973 which expire in various tax years through 2027.  Additionally, because United States tax law limits the time during which NOL carryforwards may be applied against future taxable income, the Company will, in all likelihood, be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

The composition of deferred tax assets and the related tax effects at December 31, 2007 are as follows:

Net operating losses	$2,768,491

Less valuation allowance	(2,768,491)

Net deferred tax asset	$-

7.         Commitments and Contingencies

Operating Lease

The Company leased office space under a one year operating lease that expired in March 31, 2007 for monthly rent of $763.  The lease was not renewed due to rising costs and the company continued on a month to month basis until June 2007.  The Company currently maintains mail service at the location, but is sharing offices with Sage Office Services until additional space is found. Rent expense incurred under operating leases during the years ended December 31, 2007 and 2006 was $4,864 and $9,315, respectively.

Employment Agreement

The Company entered into an employment agreement with its Chairman/Chief Executive Officer and its President.  The employment agreements provide for salaries of $10,000 each per month. The employees may convert any or all salaries with accrued interest to common stock of the Company based on 30% off the average closing bid price during the month prior to the month being compensated. The conversion was analyzed for derivative accounting consideration under SFAS 133 and EITF 00-19.  Since the Company has sufficient authorized shares, derivative accounting is not applicable.

Additionally, the employment agreements provide for the issuance of 100,000 shares of restricted stock per month as part of the base salary compensation.  These shares were issued during the first half of 2007, and accrued for in the latter half of 2007 as stock payable.

8.	Stockholders’ Equity

Preferred Stock

The Company’s articles of incorporation authorize the issuance of up to 10,000,000 shares of series preferred stock, with a par value of $.001 and other characteristics determined by the Company’s board of directors.  As of December 31, 2007, there was no preferred stock issued or outstanding.

PANGEA PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

During the years ended December 31, 2007 and 2006, the Company issued shares for cash under private placements of securities and as compensation to employees and consultants.

During 2007, Pangea:
•	Issued 25,080,978 shares of common stock valued at $229,440 to employees and consultants for services.

During 2006:
•
Sold 13,700,000 shares of common stock and 9,000,000 warrants for $185,000 of cash.  The warrants have an exercise price ranging from $.01 - $.015 per share and expire 6 years from the date of grant.  The proceeds were allocated $111,059 to the common stock and $73,941 to the warrants based on their relative fair values.

•	Issued 2,296,434 shares of common stock for the cashless exercise of 3,426,100 warrants

•	34,239,244 shares of common stock valued at $620,121 to employees and consultants for services. $4,247 of this amount was deferred in connection with a 12 month service agreement with a third party.

•	20,000,000 shares of common stock valued at $170,000 were issued for the purchase of working interests in two oil and gas properties.

•	11,653,998 shares of common stock were cancelled under the termination provisions of a 2001 securities purchase agreement.

Stock Options

The Company periodically issues incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons.  The Board of Directors approves the issuance of such options.  The exercise price of an option granted is determined by the fair market value of the stock on the date of grant.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2007 and 2006 follows:

	Number of		Weighted
	Shares		Average
	Under	Exercise	Exercise
	Option	Price	Price

Balance outstanding at
January 1, 2006	350,000	$0.200-$1.000	$0.56

Balance outstanding at
December 31, 2006	350,000	$0.200-$1.000	$0.56

Balance outstanding at
December 31, 2007	350,000	$0.200-$1.000	0.56

PANGEA PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Stockholders’ Equity, continued

All outstanding stock options are exercisable at December 31, 2007.  A summary of outstanding stock options at December 31, 2007 follows:

		Remaining
Number of Common		Contracted
Stock Equivalents	Expiration Date	Life (Years)	Exercise Price

50,000	May 2010	2.1	$0.500
100,000	May 2010	2.1	1.000
100,000	August 2010	2.6	0.200
100,000	January 2011	2.9	0.500

350,000

Effective June 1, 2005, the Company adopted the 2005 Equity Compensation Plan (the “Plan”) under which stock in lieu of cash compensation awards may be granted from time to time to employees and consultants of the Company.  The Plan allows for grants to other individuals contributing to the success of the Company at the discretion of the Company’s board of directors.  The purpose of the Plan is to provide additional incentives to promote the success of the Company and to enhance the Company’s ability to attract and retain the services of qualified individuals.  The Company has reserved 25,000,000 shares of stock for issuance under the Plan and until 2013.

There are no non-vested shares at December 31, 2007.

Stock Warrants

The Company did not grant any warrants in 2007.

In January 2006, the Company granted a warrant to Charles Taylor to purchase 2,000,000 shares of the Company's common stock exercisable at $0.01 per share, at which time the trading price was averaging $0.01 per share. The warrant vests on and is exercisable on January 30, 2007 and expires on January 30, 2012. In January 2006, the Company granted a warrant to White Star to purchase 7,000,000 shares of the Company's common stock exercisable at $0.015 per share, at which time the trading price was averaging $0.01 per share. The warrant vests on and is exercisable on February 17, 2007 and expires on February 17, 2012. The warrants fair value was $249,036 determined by using the Black Scholes option pricing model. The weighted average fair value of the warrants granted was $.03 per share. Variables used in the Black−Scholes option−pricing model include (1) risk−free interest rate, (2) expected warrant life is the actual remaining life of the warrants as of the year end, (3) expected volatility was 255%−261%, and (4) zero expected dividends.

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

PANGEA PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Stockholders’ Equity (continued)

Stock Warrants

A summary of the Company’s stock warrant activity and related information for the years ended December 31, 2007 and 2006 follows:

	Number of		Weighted
	Shares		Average
	Under	Exercise	Exercise
	Warrant	Price	Price

Warrants outstanding at
December 31, 2005	22,589,487	$0.008-$3.75	0.015

Issued	9,000,000	$0.010-$0.015	0.014
Exercised	(3,626,100)	$0.007-$0.019	0.015
Expired	(3,428,000)	$3.75	0.016

Warrants outstanding at
December 31, 2006	24,535,387	$0.008-$0.02	0.016

Issued	0
Exercised	0
Expired	(0)

Warrants outstanding at
December 31, 2007	24,535,387	$0.008-$0.02	0.016

All stock warrants are exercisable at December 31, 2007. A summary of outstanding stock warrants at December 31, 2007 follows:

		Remaining
Number of Common		Contracted
Stock Equivalents	Expiration Date	Life (Years)	Exercise Price

600,000	December 2008	0.9	0.020
1,740,387	February 2009	1.0	0.010
2,250,000	March 2009	1.2	0.008
1,200,000	April 2009	1.2	0.010
2,520,000	July 2009	1.2	0.010
800,000	September 2009	1.3	0.015
800,000	October 2009	1.4	0.010
3,600,000	December 2009	1.5	0.010
600,000	January 2010	1.6	0.010
300,000	February 2010	1.7	0.120
1,125,000	June 2010	1.9	0.008
2,000,000	January 2012	3.8	0.01
7,000,000	February 2012	3.9	0.015

24,535,387

PANGEA PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.         Related Party Transactions

During the years ended December 31, 2007 and 2006, the Company engaged in transactions with Sage Office Services, a company controlled by one of Pangea’s shareholders, as follows:

The Company entered into a consulting agreement to receive record-keeping and other administrative services.  During the years ended December 31, 2007 and 2006, the Company incurred under this record-keeping and administrative services agreement a total of $74,705 and $164,400, respectively.  The Company paid for these services by issuing 7,281,190 and 11,200,000, respectively, shares of the Company’s common stock and incurring a liability of $15,000 in 2007 as stock payable.

In addition to record-keeping services described above, the Company has related party notes payable at December 31, 2007 (See Note 5).

10.	Supplemental Oil and Gas Information - Unaudited

The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission (“SEC”) and SFAS No. 69, Disclosures about Oil and Gas Producing Activities (“Statement 69”).

Production from one field accounted for 46% and 31% of the Company's oil and gas sales revenues for the years ended December 31, 2007 and 2006, respectively.

Estimated Quantities of Proved Oil and Gas Reserves

Set forth below is a summary of the changes in the estimated quantities of the Company's crude oil and condensate, and gas reserves for the periods indicated, as estimated by the Company as of December 31, 2007.  All of the Company's reserves are located within the United States.  Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations.  Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

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

	Oil	Gas
Quantity of Oil and Gas Reserves	(Bbls)	(Mcf)

Total proved reserves at December 31, 2006	75	35,743

Discoveries and Purchase Property	1,410	181
Production	(147)	(2,682)
Revision of previous estimates	(276)	(28,296)
Sales of Property	-	-

Total proved reserves at December 31, 2007	1,062	4,946

Discoveries and Purchase Property	-	5,585
Production	(452)	(2,670)
Revision of previous estimates	153	(2,903)
Sales of Property	-	-

Total proved reserves at December 31, 2007	763	4,958

Proved developed reserves:

December 31, 2007	763	4,958

PANGEA PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Supplemental Oil and Gas Information – Unaudited (continued)

Capitalized Costs of Oil and Gas Producing Activities

The following table sets forth the aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the related accumulated depletion as of December 31, 2007:

2007

Unproved properties and prospect generation costs
not being depleted	$171,462

Proved properties being depleted	179,120
Less accumulated depletion	(138,642)

Net capitalized costs	$211,940

Costs Incurred in Oil and Gas Producing Activities

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2007 and 2006:

	2007	2006

Exploration costs	$-	$-
Development costs	17,202	172,506

	$17,202	$172,506

Standardized Measure of Discounted Future Net Cash Flows

The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to the Company's interest in proved oil and gas reserves as of December 31, 2007 and 2006:

	2007	2006

Future cash inflows	$60,360	$53,000
Future production and development costs	(10,193)	(9,943)

Future income taxes	-	-

10% discount factor	(8,860)	(11,000)

Standardized measure of discounted future net
cash inflow	$41,307	$32,057

Future net cash flows at each year end, as reported in the above schedule, were determined by summing the estimated annual net cash flows computed by: (1) multiplying estimated quantities of proved reserves to be produced during each year by current year end prices, and (2) deducting estimated expenditures to be incurred during each year to develop and produce the proved reserves (based on current costs).

Income taxes were computed by applying year-end statutory rates to pretax net cash flows, reduced by the tax basis of the properties and available net operating loss carryforwards.  The annual future net cash flows were discounted, using a prescribed 10% rate, and summed to determine the standardized measure of discounted future net cash flow.

The following reconciles the change in the standardized measure of discounted net cash flow for the year ended December 31, 2007 and 2006

	2007	2006
Beginning of the year	$32,057	$168,157

Acquisition of oil and gas properties	17,082	172,506

Sales, net of production costs	(24,372)	(16,644)

Net change in prices and production costs	0	0

Change in future development costs	(2,000)	(2,000)

Revision of quantity estimates	26,733	(282,019)

Disposal of oil and gas properties	(8,193)	(7,943)

Ending of year	$41,307	$32,057

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective because the information required to be disclosed by us in reports filed under the Exchange Act was not recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes using accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

As of the end of the period of this report, our principal executive and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in the Company’s periodic reports to the Securities and Exchange Commission. During the fourth fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

In addition, there were adjustments at year end and so management considers the controls in place are not adequate for the company.  A stock adjustment to account for shares due at the yearend was not processed along with an oil and gas property adjustment.

Management uses a separation of function approach to insure adequate controls.  There were no material weaknesses identified during the preparation of year end financial reports.

The weaknesses noted for the year ended December 31, 2007 were specifically the monitoring controls that ensured journal entries were posted accurately and in a timely fashion.  These controls were ineffective during the fiscal 2006 and first quarter 2007 closing process.  This resulted in a missed entry to depreciation of oil and gas properties and an incorrect entry to common stock.  Although the missed or incorrect entries were not prevented or detected by the Company's existing system of internal controls, the entries were identified by the Company’ independent registered certified public accounting firm, and were corrected and properly reflected in the fiscal 2007 year end financial statements.

The Company instituted additional training and purchased software to successfully address the issues identified. We will make an additional assessment to ensure the success during the preparation of the 2008 quarterly and annual reports.

We previously reported that we had material weaknesses in our disclosure controls and procedures and that they were not effective as of the end of fiscal year 2006 and the first quarter of 2007.  The Company continues to address these issues and continues to take steps to remediate the material weaknesses in our disclosure controls and procedures, including the steps to adopt policies for controls over accounting review and training personnel in the processing of transactions involving oil and gas properties and issuance of stock.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that the company to provide only management’s report in the annual report.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name, age, and position of each executive officer and director of the Company as of December 31, 2007

Name	Age	Office

Charles B. Pollock	68	Chief Executive Officer
		and Chairman of
		the Board of Directors

Mark F. Weller	57	Former President and Director

Scott Duncan	40	Chief Financial Officer

Edward R. Skaggs	41	Director

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

Mark F.  Weller was appointed our President and Director in March 2002.  Mr. Weller resigned his position on March 10, 2008.  Mr. Weller was employed by Texaco, Inc. for over thirty years until his departure in early 2002.  His last position with Texaco was as general manager for new project development for West Africa.  His background includes all phases of oil and gas operations and development, both onshore and offshore on the U.S. gulf and west coasts, as well as international project development assignments.  He holds a Bachelor of Science in mechanical engineering from the University of California, Davis.

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

We do not an audit committee or any other committees.   In the future, we may designate committees as necessary to conduct business.  We currently pay one director, Edward Skaggs, 100,000 shares of our restricted common stock on a quarterly basis which we value at $100 per month.  We believe this structure is adequate based on the size of our company.  In the future, Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director.  No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation.

There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc.  Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act.  Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended December 31, 2007.

CODE OF ETHICS

We adopted a Code of Ethics for our Principal Executive and Senior Financial Officers on February 6, 2005.  A copy of the Code of Ethics was with our Form 10-KSB for the fiscal year ended December 31, 2005.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth cash compensation as paid by our Company to executive officers as of the fiscal year ended December 31, 2007.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
Charles B. Pollock, Chief Executive Officer	2006 2007	- -	- -	$211,408(1) $79,058(2)	- -	- -	- -	- -	$211,408(1) $79,058(2)
Mark F. Weller, President	2006 2007	- -	- -	$211,408(1) $79,058(2)	- -	- -	- -	- -	$211,408(1) $79,058(2)
Scott Duncan, Chief Financial Officer	2006 2007	- -	- -	$8,676 $4020	- -	- -	- -	- -	$8,676 $4020

(1) 8,459,894 shares o f restricted common stock were issued in lieu of cash salary.
(2) 8,459,894 shares of restricted common stock were issued in lieu of cash salary.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth outstanding equity awards as paid by our Company as of the fiscal year ended December 31, 2007.

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable(c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (e)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($) (j)
Charles Pollock	300,000 750,000 600,000 600,000 1,800,000	-	-	.02 .008 .01 .01 .01	12/31/08 3/14/09 4/21/09 7/30/09 12/22/09	-	-	-	-

Mark Weller	300,000 1,500,000 600,000 1,200,000 1,800,000 1,125,000	-	-	.02 .008 .01 .01 .01 .01	12/17/08 3/10/09 4/21/09 7/18/09 12/22/09 6/28/10	-	-	-	-

Scott Duncan	-	-	-	-	-	-	-	-	-

Director Compensation

The following table sets forth director compensation paid during the fiscal year ended December 31, 2007.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Charles Pollock	-	-	-	-	-	-	-
Mark Weller	-	-	-	-	-	-	-
Edward Skaggs	-	$3,350 (1)	-	-	-	-	-

(1) 400,000 shares of our restricted common stock.

EMPLOYMENT AGREEMENTS

We have entered into employment agreements with Mr. Charles Pollock and Mr. Mark Weller.  The following sets forth the terms of the employment agreements:

Charles B.  Pollock-On January 1, 2007, we entered into an employment agreement with Mr. Pollock to act as our Chief Executive Officer that expires on December 31, 2008 and provides for a salary of $10,000 per month. Mr. Pollock may convert any or all salaries with accrued interest to common stock of the Company based on 30% off the average closing bid price during the month prior to the month being compensated.  Additionally, the employment agreement provides for the issuance of 100,000 shares of restricted stock per month as part of the base salary compensation.

Mark F.  Weller-On January 1, 2007, we entered into an employment agreement with Mr. Weller to act as our President that expires on December 31, 2008 and provides for a salary of $10,000 per month. Mr. Weller may convert any or all salaries with accrued interest to common stock of the Company based on 30% off the average closing bid price during the month prior to the month being compensated.  Additionally, the employment agreement provides for the issuance of 100,000 shares of restricted stock per month as part of the base salary compensation.  Mr. Weller resigned from Pangea on March 10, 2008.

On June 1, 2007, we entered into a one year consulting agreement with Mr. Scott Duncan to serve as Chief Financial Officer on financial matters pertaining to the our business and to provide advice. The terms of his employment are based on payment in the form of the Company’s common stock at the rate of 40,000 shares of our restricted common stock per month.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 20, 2008 with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of March 20, 2008, there were 306,339,544 shares of the Company’s common stock issued and outstanding.

Title of class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Charles B. Pollock Chairman and CEO	37,792,610 (2)	20.5%
Common Stock	Mark F. Weller President and Director	56,152,091 (3)	20.3%
Common Stock	Scott Duncan CFO	2,060,000	Less than 1%.
Common Stock	Edward Skaggs Director	1,400,000	Less than 1%.
Common Stock	All Officers and Directors as a group (total of 4)	97,404,701	40.8%

(1) Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 20, 2008.  As of March 20, 2008 there were 306,339,544 shares of our common stock issued and outstanding.

(2) Includes  37,792,610 restricted common shares held directly and 4,050,000 warrants which include 300,000 warrants at an exercise price of $0.02 that expire December 31, 2008; 750,000 warrants with an exercise price of $0.008 that expire March 14, 2009; 600,000 warrants with an exercise price of $0.01 that expire April 21, 2009; 600,000 warrants with an exercise price of $0.01 that expire July 30, 2009 and 1,800,000 warrants with an exercise price of $0.01 that expire December 22, 2009

(3)Includes 56,152,091 restricted common shares and 6,525,000warrants that include 300,000 warrants with an exercise price of $0.02 that expire December 17, 2008; 1,500,000 warrants with an exercise price of $0.008 that expire March 10, 2009; 600,000 warrants with an exercise price of $0.01 that expire April 21, 2009; 1,200,000 warrants with an exercise price of $0.01 that expire July 18, 2009; 1,800,000 warrants with an exercise price of
$0.01 that expire December 22, 2009 and 1,125,000 warrants with an exercise price of $0.01 that expire June 28, 2010.

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

We had the following related party notes payable at December 31, 2007 totaling $528,041 and related accrued interest of $126,730.   We replaced these notes payable including accrued interest through December 31, 2005, effective January 1, 2006 with new notes at 12% due December 31, 2007.

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

Notes payable to Mark Weller, the former President and a
significant stockholder of the Company. This note bears interest of 12% per year, and due in one time payments of principal and
interest on December 31, 2007. These notes are not collateralized.	86,427

$ 528,041

We entered into a consulting agreement on January 1, 2005 with Sage Office Services, an entity comprised of ownership of Mary Pollock Merritt and Sage Office Management, to provide record-keeping and other administrative services.  During the year ended December 31, 2007, the Company incurred under this record-keeping and administrative services agreement a total of $74,705.  We paid for most of these services by issuing 7,281,190 common shares registered on Form S8. Stock is calculated using a 30% discount off closing bid price.

DIRECTOR INDEPENDENCE

One of our Board of Directors is an independent Director pursuant to the standards applicable to Regulation S-B.  Edward Skaggs is the independent Board member.

ITEM 13.  EXHIBITS

(a)	The following documents are filed as part of this report

Exhibit 10.1 --	Employment Agreement with Mark Weller “incorporated by reference to our Form 10KSB filing for the fiscal year ended December 31, 2005.”

Exhibit 10.2 --	Employment Agreement with Charles Pollock “incorporated by reference to our Form 10KSB filing for the fiscal year ended December 31, 2005.”

Exhibit 10.3 --	Consulting Agreement with Scott Duncan “incorporated by reference to our Form 10KSB filing for the fiscal year ended December 31, 2006.”

Exhibit 14.1 --	Code of Ethics “incorporated by reference to our Form 10KSB filing for the fiscal year ended December 31, 2005.”

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

Malone and Bailey, P.C. billed us in the aggregate amount of $43,378 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-KSB for the year ended December 31, 2007.

AUDIT-RELATED FEES

Malone and Bailey, P.C. did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company’s financial statements for the fiscal years ended December 31, 2006.

Malone and Bailey, P.C. did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company’s financial statements for the fiscal years ended December 31, 2007.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal year ended December 31, 2006 and 2007, Malone and Bailey, P.C. did not bill us for, nor perform, any financial information systems design or implementation.  For the fiscal year ended December 31, 2006 and 2007, we were not billed for professional services from any other accounting firm for information systems design or implementation.

ALL OTHER FEES

We were not billed for any other professional services for the fiscal year ended December 31, 2006 or December 31, 2007.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2006 and 2007 by Malone and Bailey, P.C. is compatible with maintaining Malone and Bailey’s independence.

AUDITOR'S TIME ON TASK

All of the work expended by Malone and Bailey, P.C. on our December 31, 2006 and 2007 audit was attributed to work performed by Malone and Bailey’s full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on May 2, 2008.

PANGEA PETROLEUM CORPORATION

By: /s/ Charles B. Pollock                         Date: May 2, 2008
    Charles B.  Pollock,
    Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  May 2, 2008

By: /s/ Charles B. Pollock
Charles B. Pollock, Chairman of the Board, and Chief Executive Officer

Date: May 2, 2008

By: /s/ Scott Duncan
Scott Duncan, Chief Financial Officer and Principal Financial Officer

Date:  May 2, 2008

By: /s/ Edward R. Skaggs
Edward R. Skaggs, Director