Form 10-Q
period 2008-03-31
PANGEA PETROLEUM CORP
filed 2008-05-20
CIK 1077319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(713) 706-6350
(Issuer's telephone number)

Check whether the issuer  (1)  filed all reports required to be filed by Section 13 or 15(d) of the  Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act

Large accelerated filer ( )	Accelerated filer ( )

Non-accelerated filer ( ) (Do not check if a smaller reporting company)	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock as of the last practicable date:

324,279,544  Shares as of $0.001 par value Common Stock outstanding as of  May 20, 2008

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [ X]

PANGEA PETROLEUM CORPORATION
FORM 10-Q

FORWARD LOOKING STATEMENT

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2007.

We are  including  the  following  cautionary  statement  in this Form 10-Q to make applicable and take advantage of the safe harbor provision of the Private  Securities  Litigation  Reform  Act  of  1995  for  any forward-looking statements  made  by,  or on behalf of, the Company.  Forward-looking statements include statements concerning  plans,  objectives,  goals,  strategies, expectations,  future events or performance and underlying assumptions and other statements , which  are other  than  statements  of  historical  facts.  The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein.  We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof.  Our  expectations,  beliefs  and  projections  are  expressed in good faith  and  are  believed  to have a reasonable basis, including without  limitations,  management's  examination of historical operating trends, data  contained  in  our records and other data available from third parties,  but  there can be no assurance that management's expectations, beliefs or  projections will result or be achieved or accomplished. In addition to other factors  and  matters  discussed  elsewhere  herein, the following are important factors  that could cause actual results to differ materially  from  those discussed in the forward-looking statements: our dependence on limited cash resources, dependence on certain key personnel within the Company, and the ability to raise additional capital; our ability to secure leases for our oil and gas projects; our ability to obtain acceptable forms and amounts of financing; the demand for, and price level of, our products and services; competitive factors; the ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; the ability to protect proprietary technology; the dependence on key personnel; and the effect of business interruption due to political unrest; oil and gas prices; and our ability to efficiently manage our operations.  In addition, our ability to generate long-term value for the common stockholder is dependent upon the acquisition of profitable energy prospects. There are many companies participating in the oil and gas industry, many with greater resources. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow.  We believe that we will be able to compete in this environment and will be able to find attractive investments; however, it is not possible to predict competition or the effect this will have on operations. Operations are also significantly affected by factors, which are outside our control, including the prices of oil and natural gas, environmental and governmental regulations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of the company are set forth beginning on page F-1.

PANGEA PETROLEUM CORPORATION
TABLE OF CONTENTS

Page

Unaudited Consolidated Financial Statements:

Unaudited Consolidated Balance Sheets as of
March 31, 2008 and December 31, 2007	F-2

Unaudited Consolidated Statements of Operations
for the three months ended
March 31, 2008 and 2007	F-3

Unaudited Consolidated Statements of Stockholders'
Deficit for the three months ended March 31, 2008	F-4

Unaudited Consolidated Statements of Cash Flows
for the three months ended March 31, 2008 and 2007	F-5

Notes to Unaudited Consolidated Financial Statements	F-6

PANGEA PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS

Current assets:
Cash	$7	$2,718
Accounts receivable	1,994	-

Property and equipment:
Oil and gas properties (successful efforts method
net of accumulated depletion of $152,033 and $138,642)	27,525	40,478
Unproven oil and gas properties (successful efforts method)	203,462	171,462
Total property and equipment	230,987	211,940

Total assets	$232,988	$214,658

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$37,704	$21,535
Accrued interest payable to related parties	19,589	126,730
Notes payable - other	15,507	15,507
Notes payable to related parties	659,771	528,041
Stock Payable	68,165	21,680

Total current liabilities	800,736	713,493

Long-term debt to related parties	-	5,000
Asset retirement obligations	8,193	8,193

Total liabilities	808,929	726,686

Stockholders' deficit:
Preferred stock: $.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock: $.001 par value; 500,000,000 shares authorized;
324,059,544 and 306,339,544 shares issued and outstanding at
March 31, 2008 and December 31, 2007, respectively	324,060	306,340
Additional paid-in capital	18,407,409	18,373,829
Accumulated deficit	(19,307,410)	(19,192,197)

Total stockholders' deficit	(575,941)	(512,028)

Total liabilities and stockholders' deficit	$232,988	$214,658
The accompanying notes are an integral part of these consolidated financial statements.

PANGEA PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31
	2008	2007

Oil and gas revenue	$7,567	$19,835

Costs and expenses:
Lease operating expenses	2,662	7,195
Production taxes	465	1,038
Dry hole costs	-	282
Depreciation and depletion	13,515	12,240
Selling, general and administrative, including
stock based compensation	86,549	137,312

Total costs and expenses	103,191	158,067

Loss from operations	(95,624)	(138,232)

Other (expenses):
Interest expense	(19,589)	(16,863)

Net loss	$(115,213)	$(155,095)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	306,451,893	277,817,097

The accompanying notes are an integral part of these consolidated financial statements.

PANGEA PETROLEUM CORPORATION
 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
for the three months ended March 31, 2008
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2007	306,339,544	$306,340	$18,373,829	$(19,192,197)	$(512,028)

Common stock issued to compensate
employees and consultants	7,720,000	7,720	11,580	-	19,300

Common stock issued for
property acquisition	10,000,000	10,000	22,000	-	32,000

Net loss	-	-	-	(115,213)	(115,213)

Balance at March 31, 2008	324,059,544	$324,060	$18,407,409	$(19,307,410)	$(575,941)

The accompanying notes are an integral part of these consolidated financial statements.

PANGEA PETROLEUM CORPORATION

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2008 and 2007

(Unaudited)

	2008	2007

Cash flows from operating activities:
Net loss	$(115,213)	$(155,095)
Adjustments to reconcile net loss to net cash
used in operating activities	112,502	148,727

Net cash used in operating activities	(2,711)	(6,368)
Cash flows from investing activities:
Capital and exploratory expenditures	-	(12,100)

Cash flows from financing activities:
Repayment of debt	-	(6,981)

Net cash used in financing activities	-	(6,981)

Net decrease in cash and cash equivalents	(2,711)	(25,449)

Cash and cash equivalents at beginning of period	2,718	53,690

Cash and cash equivalents at end of period	$7	$28,241

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Noncash investing and financing activities:
Oil and gas property acquired with common stock issuance	$32,000	$-

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

Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, December 31, 2007, as reported in Form 10-KSB, have been omitted.

2.         Going Concern Considerations

Since its inception, Pangea has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide cash resources to sustain its operations.  During the three months ended March 31, 2008 and 2007, Pangea reported net losses of $115,213 and $155,095, respectively. These conditions raise substantial doubt about Pangea’s ability to continue as a going concern.

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

Pangea’s long-term viability as a going concern is dependent on certain key factors, as follows:

•	Pangea’s ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

•	Pangea’s ability to locate, prove and produce from economically viable oil and gas reserves.

•	Pangea’s ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

3.         Stockholders’ Equity

During the three months ended March 31, 2008, Pangea engaged in various transactions affecting stockholders’ equity, as follows:

•	7,500,000 shares of common stock were issued to employees and consultants. Compensation expense of $18,750 was recorded based on market value on date of issuance.
•	100,000 shares of restricted common stock were issued to an independent director valued at $250.
•	120,000 shares of restricted common stock were issued to our Chief Financial Officer valued at $300.
•	10,000,000 shares were issued under an Asset Purchase Agreement see Note 5.

4.         Related Party Transactions

Notes payable to related parties consist of the following at March 31, 2008:

Notes payable to Mary Pollock, daughter of the chief executive officer. This note bears interest of 12% per year and
is due in a onetime payment of principal and interest on December
31, 2008. These notes are not collateralized.	$146,691

Notes payable to Charles Pollock, the Chief Executive Officer and a
significant stockholder of the Company. This note bears interest of 12% per year, and due in onetime payment of principal and
interest on December 31, 2008. These notes are not collateralized.	400,911

Notes payable to Mark Weller, the Chief Operating Officer and a significant stockholder of the Company. This note bears interest of 12% per year, and due in one time payments of principal and
interest on December 31, 2008. These notes are not collateralized.	107,169

Notes payable to Mark Weller due on-demand	5,000

$659,771

The above consists of renewed promissory notes extending the maturity dates from the original due date of December 31, 2007,which combined prior principal and accrued interest into principal amount of new debt. Accrued interest payable to related parties of $19,589 at March 31, 2008 represents interest accrued on the above notes payable to related parties.

5.        Asset Purchase Agreement

On January 1, 2008, Pangea purchased working and royalty interests in certain oil and gas leases in Texas for 10,000,000 shares of common stock valued at $32,000 based on market value on the purchase date.

6.         Subsequent Event

The following shares of restricted common stock have been issued for services:

Date Issued	Name	# of Restricted Common Shares	Fair Market Value
4/29/08	Scott Duncan, CFO	120,000	$504
4/29/08	Edward Skaggs, Director	100,000	$420

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

Since our inception, we have recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended March 31, 2008, we reported a loss of $115,213 compared to a loss of $155,095 reported for the three months ended March 31, 2007.

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

RESULTS OF OPERATIONS

During the three months ended March 31, 2008, we reported $7,567 in revenue from the working interests in three producing wells.

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

OIL AND GAS PRODUCING ACTIVITIES

Pangea follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs (cost to acquire mineral interests in oil and gas properties) and costs (to drill and equip) of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves in commercial quantities, the costs associated with the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive.  Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred.  Management estimates the future liability for plugging and abandonment of the related wells. Accordingly, a net cost of $8,193 has been accrued for plugging and abandonment.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 TO THREE MONTHS ENDED MARCH 31, 2007.

The net loss of $115,213 for the three months ended March 31, 2008 decreased by $39,882 from the net loss of $155,095 for the three months ended March 31, 2007.  The decrease results from a 45% decrease in stock based compensation.  Pangea generated revenue from the participation in ongoing oil and gas wells in the amount of $7,567 for the three months ended March 31, 2008, compared to $19,835 in revenue for the three months ended March 31, 2007.  This revenue decrease resulted from a decrease in production.  Total assets decreased to $232,988 at March 31, 2008 compared to $277,161 at March 31, 2007.  This decrease is primarily reflected in a decrease in oil and gas properties and by the decrease in cash from $7 at March 31, 2008 compared to $28,241 at March 31, 2007.

Total liabilities at March 31, 2008 are $808,929 compared to $652,471 at March 31, 2007.  The increase in liabilities is primarily due to an increase in accrued liabilities related to accrued interest on notes payable and increased debt related to the Blue Ridge field in Ft. Bend County, Texas.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $2,711 for the quarter ended March 31, 2008 related primarily to professional fees and expenses on producing wells. For the three months ended March 31, 2008, we were not able to generate positive cash flow from operations. However, we are generating revenue from six wells. We have been unable to raise cash from financing activities to fund investing activities in 2008. There was no cash used from financing activities at March 31, 2008 while there was $6,981 provided by financing activities at March 31, 2007. We intend to continue investing in additional oil and gas projects but will need additional working capital to participate fully at the levels we intend.  We expect to raise working capital through private placements, debt financing or equity investment. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure its long-term viability.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSRES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  We are continuing our efforts to enhance, improve and strengthen our control processes and procedures.

A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

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

As of the end of the period of this report, our principal executive and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in the Company’s periodic reports to the Securities and Exchange Commission. During the first quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

In addition, there were adjustments at year end and so management considers the controls in place are not adequate for the company.  A stock adjustment to account for shares due at the yearend was not processed along with an equity adjustment.

Management uses a separation of function approach to insure adequate controls.  There were no material weaknesses identified during the preparation of year end financial reports.

The weaknesses noted for the quarter ended March 31, 2008 were specifically the monitoring controls that ensured journal entries were posted accurately and in a timely fashion.  These controls were ineffective during the fiscal 2006 and first quarter 2007 closing process.  This resulted in a missed entry to depreciation of oil and gas properties and an incorrect entry to common stock.  Although the missed or incorrect entries were not prevented or detected by the Company's existing system of internal controls, the entries were identified by the Company’ independent registered certified public accounting firm, and were corrected and properly reflected in the quarter ended March 31, 2008 financial statements.

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

This report does not include an attestation report of the company’s registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that the company to provide only management’s report in the annual report.

PART II – OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-Q, Items 1, 3, 4, and 5 are omitted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During our quarter ended March 31, 2008, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof.  Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.  None of the transactions involved a public offering.  We believe that each person had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities.  We believe that each person was knowledgeable about our operations and financial condition.

During the three months ended March 31, 2008, we issued 120,000 shares of restricted common stock to our Chief Financial Officer. We issued 7,500,000 restricted shares to consultants and 100,000 restricted common shares to our independent director for services.  We recognized total compensation expense of $19,300 for the issued shares.  Additionally, we issued 10,000,000 shares of restricted common stock to a seller for the acquisition of oil and gas working and royalty interest.

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

PANGEA PETROLEUM CORPORATION

By: /s/ Charles B. Pollock	Date: May 20, 2008
Charles B. Pollock,
Chairman of the Board and
Chief Executive Officer

By: /s/ Scott Duncan	Date: May 20 2008
Scott Duncan
Chief Financial Officer and
Principal Financial Officer