Form 10-Q
period 2008-06-30
PANGEA PETROLEUM CORP
filed 2008-08-14
CIK 1077319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

360,499,544  Shares of $0.001 par value Common Stock outstanding as of August 13, 2008

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

PANGEA PETROLEUM CORPORATION
TABLE OF CONTENTS

Page

Unaudited Consolidated Financial Statements:

Unaudited Consolidated Balance Sheets as of
June 30, 2008 and December 31, 2007	F-2

Unaudited Consolidated Statements of Operations
for the three months and six months ended
June 30, 2008 and 2007	F-3

Unaudited Consolidated Statements of Stockholders'
Deficit for the six months ended June 30, 2008	F-4

Unaudited Consolidated Statements of Cash Flows
for the six months ended June 30, 2008 and 2007	F-5

Notes to Unaudited Consolidated Financial Statements	F-6

PANGEA PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash	$1,472	$2,718
Accounts receivable	3,902

Property and equipment:
Oil and gas properties (successful efforts method
net of accumulated depletion of $143,234 and $138,642)	1,649	40,478
Unproven oil and gas properties (successful efforts method)	195,565	171,462
Total property and equipment	197,214	211,940

Total assets	$202,588	$214,658

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$20,581	$21,535
Accrued interest payable to related parties	39,179	126,730
Notes payable - other	15,507	15,507
Notes payable to related parties	671,271	528,041
Stock payable	70,310	21,680

Total current liabilities	816,848	713,493

Long-term debt to related parties	-	5,000
Asset retirement obligations	8,193	8,193

Total liabilities	$825,041	726,686

Stockholders' deficit:
Preferred stock: $.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock: $.001 par value; 500,000,000 shares authorized;
355,279,544 and 306,339,544 shares issued and outstanding at
June 30, 2008 and December 31, 2007, respectively	355,280	306,340
Additional paid-in capital	18,503,963	18,373,829
Accumulated deficit	(19,481,696)	(19,192,197)

Total stockholders' deficit	(622,453)	(512,028)

Total liabilities and stockholders' deficit	$202,588	$214,658

The accompanying notes are an integral part of these consolidated financial statements.

PANGEA PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Oil and gas revenue	$14,292	$13,214	$21,860	$33,049

Costs and expenses:
Lease operating expenses	5,024	3,868	7,687	11,063
Production taxes	813	769	1,279	1,807
Dry hole costs	-	-	-	282
Depreciation, depletion and amortization	1,004	9,752	4,592	21,992
Impairment	42,696	-	42,696	-
Selling, general and administrative, including
Stock based compensation	119,451	110,061	215,927	247,655

Total costs and expenses	168,988	124,450	272,181	282,517

Loss from operations	(154,696)	(111,236)	(250,321)	(249,468)

Other income and (expenses):
Other income	-	-	-	-
Interest expense	(19,590)	(14,651)	(39,178)	(31,514)

Net loss	$(174,286)	$(125,887)	$(289,499)	$(280,982)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares	337,638,006	297,289,915	327,100,643	291,843,109

The accompanying notes are an integral part of these consolidated financial statements.

PANGEA PETROLEUM CORPORATION
 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
for the Six months ended June 30, 2008
(Unaudited)

			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2007	306,339,544	$306,340	$18,373,829	$(19,192,197)	$(512,028)

Common stock issued to compensate
employees and consultants	38,940,000	38,940	108,134	-	147,074

Common stock issued for property
acquisition	10,000,000	10,000	22,000	-	32,000

Net loss	-	-	-	(289,499)	(289,499)

Balance at June 30, 2008	355,279,544	$355,280	$18,503,963	$(19,481,696)	$(622,453)

The accompanying notes are an integral part of these consolidated financial statements.

PANGEA PETROLEUM CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2008 and 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net loss	$(289,499)	$(280,982)
Adjustments to reconcile net loss to net cash
used in operating activities	276,753	257,359

Net cash used in operating activities	(12,746)	(23,623)
Cash flows from investing activities:
Capital and exploratory expenditures	-	(17,082)

Cash flows from financing activities:
Repayment of debt		(6,981)
Borrowing of debt	11,500	-

Net cash provided by (used in) financing activities	11,500	(6,981)

Net increase/(decrease) in cash and cash equivalents	(1,246)	(47,686)

Cash and cash equivalents at beginning of period	2,718	53,690

Cash and cash equivalents at end of period	$1,472	$6,004

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-
Non Cash Disclosures
Assumptions of debt associated with Oil & Gas Property	-	33,961
Seller Financed purchase of O&G properties	-	7,515
Oil and gas property acquired with common stock issuance	32,000	-

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

2.         Going Concern Considerations

Since its inception, Pangea has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide cash resources to sustain its operations.  During the three months ended June 30, 2008 and 2007, Pangea reported net losses of $174,286 and $125,887, respectively. These conditions raise substantial doubt about Pangea’s ability to continue as a going concern.

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

Pangea’s long-term viability as a going concern is dependent on certain key factors, as follows:

•	Pangea’s ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

•	Pangea’s ability to locate, prove and produce from economically viable oil and gas reserves.

•	Pangea’s ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

3.         Stockholders’ Equity

During the six months ended June 30, 2008, Pangea engaged in various transactions affecting stockholders’ equity, as follows:

•	38,500,000 shares of common stock were issued to employees and consultants. Compensation expense of $145,600 was recorded based on market value on date of issuance.
•	200,000 shares of restricted common stock were issued to an independent director valued at $670.
•	240,000 shares of restricted common stock were issued to our Chief Financial Officer valued at $804.
•	10,000,000 shares of common stock were issued for a property acquisition valued at $32,000.

4.         Related Party Transactions

Notes payable to related parties consist of the following at June 30, 2008:

Notes payable to Mary Pollock, daughter of the chief executive officer. This note bears interest of 12% per year and
is due in a onetime payment of principal and interest on December
31, 2008. These notes are not collateralized.	$146,691

Notes payable to Mary Pollock, daughter of the chief executive	11,500
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

$671,271

The above consists of renewed promissory notes extending the maturity dates from the original due date of December 31, 2007, which combined prior principal and accrued interest into principal amount of new debt. Accrued interest payable to related parties of $39,179 at June 30, 2008 represents interest accrued on the above notes payable to related parties.

5.         Subsequent Event

The following shares of restricted common stock have been issued for services:

Date Issued	Name	# of Restricted Common Shares	Fair Market Value
07-22-08	Scott Duncan, CFO	120,000	360
07-22-08	Edward Skaggs, Director	100,000	300
07-01-07	O&G Consultant	5,000,000	20,000

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

Since our inception, we have recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the six months ended June 30, 2008, we reported a loss of $289,499 compared to a loss of $280,982 reported for the six months ended June 30, 2007.

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

RESULTS OF OPERATIONS

During the three months ended June 30, 2008, we reported $14,292 in revenue from the working interests in four producing wells.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2008 TO THREE MONTHS ENDED JUNE 30, 2007.

The net loss of $174,286 for the three months ended June 30, 2008 increased by $48,399 from the net loss of $125,887 for the three months ended June 30, 2007.  The increase results from an increase in interest on related party note payables. Pangea generated revenue from the participation in ongoing oil and gas wells in the amount of $14,292 for the three months ended June 30, 2008, compared to $13,214 in revenue for the three months ended June 30, 2007.  This revenue increase is a direct result from increased oil and gas prices as production has decreased.  Total assets decreased to $202,588 at June 30, 2008 compared to $262,465 at June 30, 2007.  This decrease is primarily reflected in a decrease in oil and gas properties and by the decrease in cash from $1,472 at June 30, 2008 compared to $6,004 at June 30, 2007.

Total liabilities at June 30, 2008 are $825,041 compared to $670,510 at June 30, 2007.  The increase in liabilities is primarily due to an increase in accrued liabilities related to accrued interest on notes payable and increased debt related to the Blue Ridge field in Ft. Bend County, Texas.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 TO SIX MONTHS ENDED JUNE 30, 2006

The net loss of $289,499 the six months ended June 30, 2008 increased by $8,517 from the net loss of $280,982 for the six months ended June 30, 2007. The increased loss is primarily due to an increase in interest expense on notes to related parties.

We generated revenue from the participation in ongoing oil and gas wells in the amount of $21,860 for the six months ended June 30, 2008 compared to $33,049 in the six months ended June 30, 2007. This revenue decrease resulted from a decrease in the number of wells and a decrease in production to 1,824 mcf  through June 30, 2008 compared to 3,131 through June 30, 2007 even though oil and gas prices has increased.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $12,746 for the quarter ended June 30, 2008 primarily for professional fees and expenses on producing wells. For the three months ended June 30, 2008, we were not able to generate positive cash flow from operations. However, we are generating revenue from five wells. We have been unable to raise cash from financing activities to fund investing activities in 2008. There were no net cash financing activities through June 30, 2008 while there was $6,981 used in financing activities through June 30, 2007. We intend to continue investing in additional oil and gas projects but will need additional working capital to participate fully at the levels we intend.  We expect to raise working capital through private placements, debt financing or equity investment. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure its long-term viability.

2008 OUTLOOK

Pangea’s 2.5% working interest in Stueben County, New York, which covers approximately 50,000 acres, has completed shooting twenty-two square miles of 3-D seismic.  The data is being processed and drilling prospects are being examined. Thus far there are leads identified in the Oriskany and Onandaga Reef sands.   Currently plans for drilling have been deferred due to land issues.  Effective January 14, 2008, we sold 1% working interst in this project.  Then we farmed out the remaining 1.5% in the Project with a 25% carry through production to the tanks on the first well.  Following notification of first production, a 0.375% Working Interest in the project will revert to us.

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

Henderson County, Texas is an 11500’ test in the Rodessa and Pettit with a secondary objective in the Upper Travis Peak.  The first well has the potential for an additional well in the fault trap and, if successful, will lead to drilling in four additional analogous fault blocks on the leased acreage.  Pangea had reserved a 2% working interest and 1.54% net interest in the first well, but has not provided any funding.  The operator has had extended difficulty obtaining the necessary leases for the surface drilling location and has been delayed in proceeding throughout 2007.  In December 2007, Pangea informed the operator that we will not proceed with participation in the project.

Pangea is pursuing the acquisition of producing properties in Texas and Kansas.  To date there are no definitive agreements for purchase and final negotiations will depend on the ability of Pangea to raise the up front capital necessary to finalize each deal.

We continue to review additional prospects in Texas, Kansas, Illinois and New York to add new wells to our prospect list.  Our strategy remains one of evaluating primarily shallow, onshore oil and gas projects that avoid investing in “wildcat” or exploratory wells. Focus remains on investing in development well prospects that are supported by seismic data, proven production from the surrounding area and good information from adjacent wells. Additionally, we will continue to diversify our risk by taking a minority working interest in the prospects such that we are not dependent on any one project or highly impacted by an unsuccessful well. The ability to invest further is entirely dependent on Pangea securing additional capital from investors or debt financing.  There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.

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

 A controls system cannot provide absolute assurance, however, that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II – OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-Q, Items 1, 3, 4, and 5 are omitted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During our quarter ended June 30, 2008, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof.  Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.  None of the transactions involved a public offering.  We believe that each person had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities.  We believe that each person was knowledgeable about our operations and financial condition.

During the three months ended June 30, 2008, we issued 120,000 shares of restricted common stock to our Chief Financial Officer. We issued 31,000,000 restricted shares to consultants and 100,000 restricted common shares to our independent director for services.  We recognized total compensation expense of $127,774 for the issued shares.

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

PANGEA PETROLEUM CORPORATION

By:  /s/ Charles B.  Pollock                          Date: August 14, 2008
     Charles B.  Pollock,
     Chairman of the Board and
     Chief Executive Officer

By: /s/ Scott Duncan
Scott Duncan
Chief Financial Officer and
Principal Financial Officer