Form 10-Q
period 2008-09-30
PANGEA PETROLEUM CORP
filed 2008-11-14
CIK 1077319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

365,499,544  shares of $0.001 par value Common Stock outstanding as of  November 13, 2008

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

PANGEA PETROLEUM CORPORATION
TABLE OF CONTENTS

Page

Unaudited Consolidated Financial Statements:

Unaudited Consolidated Balance Sheets as of
September 30, 2008 and December 31, 2007	F-3

Unaudited Consolidated Statements of Operations
for the Three Months and Nine Months Ended
September 30, 2008 and 2007	F-4

Unaudited Consolidated Statements of Stockholders'
Deficit for the Nine Months Ended September 30, 2008	F-5

Unaudited Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2008 and 2007	F-6

Notes to Unaudited Consolidated Financial Statements	F-7

PANGEA PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash	$1,980	$2,718
Accounts receivable	1,844	-

Property and equipment:
Oil and gas properties (successful efforts method
net of accumulated depletion of $143,979 and $138,642)	12,884	40,478
Unproven oil and gas properties (successful efforts method)	183,585	171,462
Total property and equipment	196,469	211,940

Total assets	$200,293	$214,658

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$15,830	$21,535
Accrued interest payable to related parties	58,983	126,730
Notes payable - other	15,507	15,507
Notes payable to related parties	671,271	528,041
Stock Payable	100,310	21,680

Total current liabilities	861,901	713,493

Long-term debt to related parties	-	5,000
Asset retirement obligations	8,193	8,193

Total liabilities	870,094	726,686

Stockholders' deficit:
Preferred stock: $.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock: $.001 par value; 500,000,000 shares authorized;
365,499,544 and 306,339,544 shares issued and outstanding at
September 30, 2008 and December 31, 2007, respectively	365,499	306,340
Additional paid-in capital	18,521,904	18,373,829
Accumulated deficit	(19,557,204)	(19,192,197)

Total stockholders' deficit	(669,801)	(512,028)

Total liabilities and stockholders' deficit	$200,293	$214,658

The accompanying notes are an integral part of these consolidated financial statements.

PANGEA PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$4,945	$10,490	$26,805	$43,540

Costs and expenses:
Lease operating expenses	1,626	4,685	9,313	15,749
Production taxes	415	617	1,693	2,424
Selling, general and administrative	58,120	28,955	274,047	276,610
Impairment	0	15,737	42,696	15,737
Depreciation, depletion and amortization	745	11,085	5,337	33,077

Total costs and expenses	60,906	61,079	333,086	343,597

Loss from operations	(55,961)	(50,589)	(306,281)	(300,057)

Other income and (expenses):
Other income	257	-	257	-
Interest expense	(19,804)	(15,971)	(58,983)	(47,486)

Net loss	$(75,508)	$(66,560)	$(365,007)	$(347,543)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares	362,192,411	304,674,756	337,033,267	296,167,327

The accompanying notes are an integral part of these consolidated financial statements.

PANGEA PETROLEUM CORPORATION
 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
for the Nine Months Ended September 30, 2008
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2007	306,339,544	$306,340	$18,373,829	$(19,192,197)	$(512,028)

Common stock issued to compensate employees and consultants	49,160,000	49,159	126,075	-	175,234
Common stock issued for property Acquisition	10,000,000	10,000	22,000		32,000

Net loss	-	-	-	(365,007)	(365,007)

Balance at September 30, 2008	365,499,544	$365,499	$18,521,904	$(19,557,204)	$(669,801)

The accompanying notes are an integral part of these consolidated financial statements.

PANGEA PETROLEUM CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
for the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net loss	$(365,007)	$(347,543)
Adjustments to reconcile net loss to net cash
used in operating activities	352,769	318,119

Net cash used in operating activities	(12,238)	(29,424)

Cash flows from investing activities:
Capital and exploratory expenditures	-	(17,082)

Cash flows from financing activities:
Repayment of debt		(6,981)
Borrowings on debt	11,500	-

Net cash provided by (used in) financing activities	11,500	(6,981)

Net increase/(decrease) in cash and cash equivalents	(738)	(53,487)

Cash and cash equivalents at beginning of period	2,718	53,690

Cash and cash equivalents at end of period	$1,980	$203

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes
Non Cash Disclosures
Reclass of accrued interest into principal	126,730
Reclass from longterm to short-term debt	5,000
Assumptions of debt associated with Oil & Gas Property	-	33,961
Seller financed purchase of O&G properties	-	7,515
Oil and gas property acquired with common stock issuance	32,000

The accompanying notes are an integral part of these consolidated financial statements.

PANGEA PETROLEUM CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Since its inception, Pangea has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide cash resources to sustain its operations.  During the three months ended September 30, 2008 and 2007, Pangea reported net losses of $365,007 and $347,543, respectively. These conditions raise substantial doubt about Pangea’s ability to continue as a going concern.

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

Pangea’s long-term viability as a going concern is dependent on certain key factors, as follows:

•	Pangea’s ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

•	Pangea’s ability to locate, prove and produce from economically viable oil and gas reserves.

•	Pangea’s ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

3.	Stockholders’ Equity

During the nine months ended September 30, 2008, Pangea engaged in various transactions affecting stockholders’ equity, as follows:

•	48,500,000 shares of common stock were issued to employees and consultants. Compensation expense of $173,100 was recorded based on market value on date of issuance.
•	300,000 shares of restricted common stock were issued to an independent director for services provided valued at $970.
•	360,000 shares of restricted common stock were issued to our Chief Financial Officer valued for services provided at $1,164.
•	10,000,000 shares of common stock were issued for a property acquisition valued at $32,000.

4.	Related Party Transactions

Notes payable to related parties consist of the following at September 30, 2008:

Notes payable to Mary Pollock, daughter of the chief executive officer. This note bears interest of 12% per year and
is due in a one time payment of principal and interest on December
31, 2008. These notes are not collateralized.	$146,691

Notes payable to Mary Pollack, daughter of the chief executive officer.
This note bears interest of 12% per year and is due in a onetime payment of principal and interest on December 31, 2008. These notes are not
collateralized.	$11,500

Notes payable to Charles Pollock, the Chief Executive Officer and a
significant stockholder of the Company. This note bears interest of 12% per year, and due in one time payment of principal and
interest on December 31, 2008. These notes are not collateralized.	$400,911

Notes payable to Mark Weller, the Chief Operating Officer and a significant stockholder of the Company. This note bears interest of 12% per year, and due in one time payments of principal and
interest on December 31, 2008. These notes are not collateralized.	107,169

Notes payable to Mark Weller due on-demand	5,000

$671,271

The above consists of renewed promissory notes extending the maturity dates from the original due date of December 31, 2007, which combined prior principal and accrued interest into principal amount of new debt. Accrued interest payable to related parties of $58,983 at September 30, 2008 represents interest accrued on the above notes payable to related parties.

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

Pangea is a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol “PAPO”.  We are an independent energy company focused on the exploration and development of oil and natural gas reserves, whose core business is directed to the purchase and development of oil and gas prospects in proven onshore production areas. Pangea is pursuing a development program designed to achieve profitability by distributing risk across multiple oil and gas projects.  Pangea diversifies its risk by carefully identifying prospects that fit within strict parameters and by taking a minority working interest in each project. We devote essentially all of our resources to development of revenue producing activities by keeping overhead at a minimum level through the retention of carefully selected consultants, contractors and service companies.

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

Since our inception, we have recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the nine months ended September 30, 2008, we reported a loss of $365,007 compared to a loss of $347,543 reported for the nine months ended September 30, 2007.

Our long-term viability as a going concern is dependent on certain key factors, as follows:

-	Our ability to continue to obtain sources of outside financing to allow the Company to continue to make strategic investments in new oil and gas well prospects.

-	Our ability to identify attractive oil and gas projects and secure adequate, timely outside financing and investment in order to increase revenue by buying existing production.

-	Our ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

RESULTS OF OPERATIONS

During the three months ended September 30, 2008, we reported $4,945 in revenue from the working interests in five producing wells.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2008 TO THREE MONTHS ENDED SEPTEMBER 30, 2007.

The net loss of $75,508for the three months ended September 30, 2008 increased by $8,948 from the net loss of $66,560 for the three months ended September 30, 2007.  The  increase results from an increase in interest on related party note payables and selling, general and administrative expenses which increased $29,165 but is offset by a decrease in the number of wells causing a decrease in lease operating expenses, production taxes and depreciation expenses.  Pangea generated revenue from the participation in ongoing oil and gas wells in the amount of $4,945 for the three months ended September 30, 2008, compared to $10,490  in revenue for the three months ended September 30, 2007.  This revenue decrease is a direct result of decreases in production.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2008 TO NINE MONTHS ENDED SEPTEMBER 30, 2007

The net loss of $365,007 for the nine months ended September 30, 2008 increased by $17,464 from the net loss of $347,543 for the nine months ended September 30, 2007. The increase is due to an increase in interest expense along with the increase in impairment expenses and a decrease in revenue.

We generated revenue from the participation in ongoing oil and gas wells in the amount of $26,805 for the nine months ended September 30, 2008 compared to $43,540 in the nine months ended September 30, 2007. This revenue decrease resulted from a decrease in the number of wells and a decrease in production of 1983 mcf  at September 30, 2008 compared to 3,131 at September 30, 2007..

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $12,238 for the nine months ended September 30, 2008 related primarily to professional fees and expenses on producing wells. For the nine months ended September 30, 2008, we were not able to generate positive cash flow from operations. However, we are generating revenue from five wells. We have been unable to raise cash from financing activities to fund investing activities in 2008. There was $11,500 provided by cash from financing activities at September 30, 2008 while there was $(6,981) used in financing activities at September 30, 2007.  We expect to raise working capital through private placements, debt financing or equity investment. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure its long-term viability.

2008 OUTLOOK

We are working on identifying additional prospects for purchase in 2008, but we currently have nothing scheduled. The current uncertain state of the industry as well as the unstable state of the  financial sector have forced us to pause and delay the search for investment opportunities.

Pangea’s 2.5% working interest in Stueben County, New York, which covers approximately 50,000 acres, has completed shooting twenty-two square miles of 3-D seismic.  The data is being processed and drilling prospects are being examined. Thus far there are leads identified in the Oriskany and Onandaga Reef sands.   Currently plans for drilling have been deferred due to land issues.  Pangea is evaluating how to proceed with the project and we plan to farm out the prospect to avoid future expenditures until operations proceed.

Pangea has an interest in a Geneva Reef project covering approximately 3600 acres in Clay, Effingham, Shelby, Fayette, and Cumberland Counties in Illinois.  Analysis of 2D seismic in the area indicated that there are at least six geologic features having potential to offset successful Geneva Reef production in the area.  The operator ran 3D seismic in the areas of interest and confirmed the existence of one reef structure that was drilled in 2007 and was unsuccessful.  It is anticipated that at least one of the remaining 2D prospects will have a drillable reef.  The operator is running additional 3D seismic to attempt to define drilling locations on this prospect. The offset reefs have had approximately three wells each, and initial total reef production has been between 500 and 1000 BOPD on the successful 3D finds.  Pangea has a 3.0% working interest and a 2.1% net interest in the project and again will farm out its interest to conserve cash.

We continue to review additional  projects to add to our prospect list.   Focus remains on investing in production projects that are supported by seismic data, proven production from the surrounding area, production history and good information from adjacent wells. The ability to invest further is entirely dependent on Pangea securing additional capital from investors or debt financing.  There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.

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

As of the end of the period of this report, our principal executive and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in the Company’s periodic reports to the Securities and Exchange Commission. During the third quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

The weaknesses noted for the quarter ended September 30, 2008 were specifically the monitoring controls that ensured journal entries were posted accurately and in a timely fashion.  These controls were ineffective during the fiscal 2007 and first and second quarter 2008 closing process.  This resulted in a incorrect entry to oil and gas properties.  Although the missed or incorrect entries were not prevented or detected by the Company's existing system of internal controls, the entries were identified by the Company’ independent registered certified public accounting firm, and were corrected and properly reflected in the quarter ended September 30, 2008 financial statements.

We previously reported that we had material weaknesses in our disclosure controls and procedures and that they were not effective as of the end of fiscal year 2007 and the first  and  second quarters of 2008.  The Company continues to address these issues and continues to take steps to remediate the material weaknesses in our disclosure controls and procedures, including the steps to adopt policies for controls over accounting review and training personnel in the processing of transactions involving oil and gas properties and issuance of stock.

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

PART II – OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-Q, Items 1, 3, 4, and 5 are omitted.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During our quarter ended September 30, 2008, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof.  Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.  None of the transactions involved a public offering.  We believe that each person had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities.  We believe that each person was knowledgeable about our operations and financial condition.

During the nine months ended September 30, 2008, we issued the following:

▪	48,500,000 shares of common stock were issued to employees and consultants. Compensation expense of $173,100 was recorded based on market value on date of issuance.
▪	300,000 shares of restricted common stock were issued to an independent director valued at $970.
▪	360,000 shares of restricted common stock were issued to our Chief Financial Officer valued at $1,164.
▪	10,000,000 shares of common stock were issued for a property acquisition valued at $32,000.

ITEM  6  EXHIBITS.

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

PANGEA PETROLEUM CORPORATION

By: /s/ Charles B. Pollock	Date: November 14, 2008
Charles B. Pollock,
Chairman of the Board and
Chief Executive Officer

By: /s/ Scott Duncan
Scott Duncan
Chief Financial Officer and
Principal Financial Officer