Form 10-K
period 2008-12-31
PANGEA PETROLEUM CORP
filed 2009-05-15
CIK 1077319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2008


[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from        to

                         Commission file number 0-30503
                                                -------

                             PANGEA PETROLEUM CORP.
                 (Name of small business issuer in its charter)

               Colorado                              76-0635938
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
           incorporation or organization)

3600 Gessner, Suite 220, Houston, Texas                77063
     (Address of principal executive offices)       (Zip Code)

                   Issuer's telephone number:  (281) 710-7103

      Securities registered under Section 12(B) of the Exchange Act: None

         Securities registered under Section 12(G) of the Exchange Act:

                    Common  Stock, par value $.001 per share
                    ---------------------------------------
                                (Title of Class)

     Indicate  by  check mark if the registrant is a well-known seasoned issuer,
as  defined  in  Rule  405  of  the  Securities  Act.  Yes  [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes [ ]   No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer     [ ]                  Accelerated filer [ ]

Non-accelerated filer       [ ]                  Smaller reporting company [X]
(Do  not  check  if  smaller  reporting  company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently computed second fiscal quarter: $1,033,247

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 390,499,544 as of April 16, 2009

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

              CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in our other Securities and Exchange Commission filings.

                                     PART I
ITEM  1.  BUSINESS.

                                 RECENT EVENTS

     Our company, Pangea Petroleum Corp., is a Colorado corporation that was organized on March 11, 1997. In recent years, we have conducted business as an independent energy company focused on exploration and development of oil and natural gas reserves. For reasons given hereinafter, we have adopted a significant change in our corporate direction. We have decided to focus our efforts on acquiring aviation related businesses and developing these businesses to their commercial potential.

     In connection with the change in our business focus, we have undertaken the following activities:

     * We entered into a Share Exchange Agreement fully executed on February 20, 2009 (the "Exchange Agreement") by and between us and AvStar Aviation
Services, Inc. ("AvStar"), providing for our acquisition of all of the outstanding common stock in San Diego Airmotive ("SDA"), which (through its predecessor entity) has been providing maintenance, repair and overhaul ("MRO") services in California since 1987. For more information about the business of SDA, see "Our New Business" below. In connection with this acquisition, we issued to AvStar, the prior owner of SDA, 1,000,000 shares of our newly-created series A preferred stock ("Series A Preferred Stock"), which shares constitute in the aggregate approximately 90% of outstanding economic interest and voting power in us.

     * We expanded our Board of Directors from one member to a current number of four members and elected Henry A. Schulle, Gregory H. Noble, James H. Short and Russell Ivy to fill the current Board seats. For more information about our directors, see "Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act" below.

     * All of our then serving officers resigned, and we elected a new slate of officers, who currently include the following persons in the offices indicated to the right of their respective names:

Russell Ivy                 Chief Executive Officer & President
Greg Noble                  Vice President &  Treasurer
Henry A. Schulle            Vice President & Secretary
Robert Wilson               Vice President & Chief Financial Officer

     For more information about our officers, see "Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;
Compliance  With  Section  16(a)  of  the  Exchange  Act"  below.

     We are currently exploring the amendment and restatement of our Articles of Incorporation to change our corporate name to "AvStar Aviation Group, Inc." to reflect our new business focus, and to change our capital structure by effecting a one-for-100 reverse split of our common stock to improve our capital structure. There can be no assurance that our shareholders will approve the preceding amendment and restatement of our Articles of Incorporation.

     Prior to the consummation of the Exchange, there were no material relationships between us, and our former officers, directors, affiliates, associates or shareholders, and AvStar, and its officers, directors, affiliates, associates or shareholders.

                                OUR NEW BUSINESS

                                    GENERAL

     Our new business plan is to acquire, consolidate and grow businesses in the general aviation industry. We will place our initial focus on the maintenance, repair and overhaul (MRO) of aircraft providing products and services for the general aviation sector. We believe that since September 11, 2001, both private air transportation and the number of aircraft owned by both individuals and business have dramatically increased. Each of these sectors, in addition to routine maintenance, has mandated a number of inspections by the FAA that are commonly included in traditional MRO services.

     Our recently acquired, wholly owned subsidiary, San Diego Airmotive ("SDA"), has been operating (through its predecessor entity) as an MRO for approximately 19 years. SDA historically provided MRO services for single and multi-engine aircraft. As capital is available to us, we intend to grow our business through the expansion of our existing MRO business as well as by acquisitions of existing MRO's, fixed base operations (FBO), charter operations and other operational aircraft related businesses.

SERVICES

     Through  SDA,  we  now  offer  our  customers the following major services:

     - Annual and 100 hour FAA (Federal Aviation Administration) inspections,
     - Depot level maintenance which means all service, maintenance, repair, rebuilding and inspections of light to medium single and multi-engine aircraft,
     -     Maintenance  on  business  jet  aircraft,
     -     FAA  mandated  phase  inspections  for  turbine  airframes,
     -     Engine  and  propeller  maintenance  for  piston and turbine engines,
     -     Airframe  and  sheet  metal  repair,
     -     Crash  damage  repairs,
     -     Pre-purchase  inspections,
     - Installation of STC (supplemental type certificate) approved accessory items,
     -     FAA  field  approvals  for  minor  to  major  modifications,  and
     - Special flight permits, also know as ferry permits, issued by the FAA Flight Standards District Office which permit the transport of an aircraft that may not currently meet all the applicable airworthiness requirements but is capable of safe flight from one location to another, and other FAA matters including the acquisition of replacement aircraft documents and assisting FAA inspectors in accident investigations as may be specifically requested.

LOCATION

     SDA's operations are located in Southern California. It leases a 13,000 square foot hangar facility and 800 square feet of furnished office space, along with outside storage space with tie-down facilitates at the French Valley Airport in Southwest Riverside County, adjacent to the communities of Temecula, Murrieta and Winchester. The airport is conveniently located to major highways and nearby high-tech and manufacturing business and its 6,000-foot runway, wide-open approaches and ground support services accommodate most aircraft including jets and turbo-props. SDA moved its operations to this location in August 2006 from its original location at the Ramona Municipal Airport in San Diego County to take advantage of a more favorable location, with larger hangar space, at a growing airport with the infrastructure to handles small to large corporate jets.

CUSTOMER  BASE

     SDA has a diverse customer base and its customers typically include private individuals, corporations, and governmental units. Its current customer base includes over 500 accounts with approximately 315 considered active, and no single customer accounts for more than 5% of our total revenue.

COMPETITION

     The market for SDA's products and services are extremely competitive, and SDA faces competition from a number of sources. SDA's competitors include aircraft service companies and other companies providing MRO services. Its primary competitors include Aircrafters and Air Mech, Inc. We believe that SDA's experienced staff, facility amenities, scope of services, availability of parts, and focus on customer service increase SDA's competitiveness. Most of SDA's competitors, however, have substantially greater financial and other resources than are available to us. We cannot assure anyone that competitive pressures will not materially adversely affect our business, financial conditions or results of operations or that we will ever attain any competitive position within our market.

GOVERNMENT  REGULATION

     The aviation industry in the United States is highly regulated by the FAA. The FAA regulates the manufacture, repair and operation of all aircraft and aircraft equipment operated in the United States. FAA regulations are designed to ensure that all aircraft and aircraft equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. All aircraft must be maintained under a continuous condition-monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and aircraft equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities using certified technicians.

     SDA is an approved Federal Aviation Administration FAR Part 145 general aviation maintenance repair station that performs service and repair for most single and multiengine aircraft through business jets. It is now pursuing two factory-authorized maintenance facility for two major OEMs. We are approved for providing maintenance and repair services on Jet aircraft including Raytheon B-200, Premiere 1, Lear 55 and 31, and Westwind Aircraft.

     SDA's operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act ("OSHA") mandates general requirements for safe workplaces for all employees. Specific safety standards have been adopted for workplaces engaged in the treatment, disposal and storage of hazardous waste. SDA is also subject to various environmental laws including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Clean Air Act, the Federal Water Pollution Control Act of 1972, the Solid Waste Disposal Act, the Federal Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Emergency Planning and Community Right-to-Know Act, the California Hazardous Waste Control Law, the California Solid Waste Management, Resource, Recovery and Recycling Act, the California Water Code and the California Health and Safety Code.

     We believe that our operations are in material compliance with all of these laws, rules and regulations.

PRODUCT  LIABILITY

     Our new business exposes it to possible claims for personal injury or death that may result from the failure of an aircraft or an aircraft part repaired or maintained by us or from our negligence in the repair or maintenance of an aircraft or aircraft part. While we maintain what we believes to be adequate liability insurance to protect us from claims of this type, we cannot assure anyone that claims will not arise in the future that may exceed available coverages or that our insurance coverage will be adequate. Additionally, there are no assurances that insurance coverages will be maintained in the future at an acceptable cost. Any liability of this type that is not covered by adequate insurance could materially adversely affect our business and operations.

EMPLOYEES

     As  of  May  11,  2009  we  had  eight  full-time  employees.

                            OUR HISTORICAL BUSINESS

     Our historical business involves the exploration and production of oil and gas. The importance of this segment of business to our business as a whole is greatly diminished. Management is currently exploring options for the future of this business, which may include a sale of it or a spin-off of it to shareholders, so that management can devote its entire attention to our new business.

ITEM 1A.  RISK FACTORS.

     An investment in shares of our common stock is highly speculative and involves a high degree of risk. You should carefully consider all of the risks discussed below, as well as the other information contained in this Annual Report. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common stock could decline.

                         RISKS RELATING TO OUR BUSINESS
                         ------------------------------

WE HAVE LIMITED HISTORY OF OPERATIONS AND WE CANNOT ASSURE YOU THAT OUR BUSINESS MODEL WILL BE SUCCESSFUL IN THE FUTURE OR THAT OUR OPERATIONS WILL BE PROFITABLE.

     We have our business focus near the end of February 2009 when we acquired the operations of San Diego Airmotive ("SDA"). Although SDA (through its predecessor entity) has been providing maintenance, repair and overhaul services in California since 1987, we are essentially new to this business. Accordingly, investors have a limited history of operations upon which to evaluate our business. There can be no assurances whatsoever that we will be able to successfully implement our business model, identify and close acquisitions of operating companies, penetrate our target markets or attain a wide following for our services. We are subject to all the risks inherent in an early stage enterprise which has experienced rapid growth through acquisitions and our prospects must be considered in light of the numerous risks, expenses, delays, problems and difficulties frequently encountered in those businesses.

WE HAVE HAD A HISTORY OF LOSSES, AND WE HAVE A WORKING CAPITAL DEFICIT AND AN ACCUMULATED DEFICIT. WE MAY NEVER REPORT PROFITABLE OPERATIONS.

     We have incurred net losses since our inception, and we had a working capital deficit of approximately $138,439, an accumulated deficit of approximately $19,504,879, and our total liabilities exceeded our total assets by $617,476, all as of December 31, 2008. There can be no assurance that we will become profitable. Our new business has had a history of losses as well. Unless we are able to raise additional capital to fund our operating expenses, pay our obligations as they become due and implement our business model, we may not be able to continue as a going concern, and we could be forced to discontinue some or all of our operations if our capital resources become exhausted by losses or expenditures.

OUR AUDITOR HAS GIVEN TO US A "GOING CONCERN" QUALIFICATION, WHICH QUESTIONS OUR ABILITY TO CONTINUE AS A GOING CONCERN WITHOUT ADDITIONAL FINANCING.

     Our independent certified public accountant has added an emphasis paragraph to its report on our consolidated financial statements for the year ended December 31, 2008 regarding our ability to continue as a going concern. Key to this determination is our historical losses of $312,682 in 2008 and $402,979 in 2007. Management plans to try to fund our company partially through the raising of capital through the sale of our equity instruments or issuance of debt, although there can be no assurance of success in this regard. Moreover, management plans on additional revenues from operations from our new business as a source to finance our company, although there can be no assurance of that these revenues will materialize at the expected rates. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL WHEN NECESSARY OR ON TERMS THAT ARE ACCEPTABLE TO US, IF AT ALL. IF WE ARE SUCCESSFUL IN RAISING ADDITIONAL CAPITAL AS NECESSARY, THESE ADDITIONAL FINANCING TRANSACTIONS WILL BE DILUTIVE TO OUR SHAREHOLDERS AND COULD INCREASE OUR INTEREST EXPENSE.

     We expect that we will need significant additional cash resources to operate and expand our business in the future. Our future capital requirements will depend on many factors, including our ability to significantly increase our revenues, maintain or reduce our operating expenses and execute our business and strategic plans as currently conceived. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. If we are unable to raise additional working capital as needed, our ability to continue our current business will be adversely affected and may be forced to curtail some or all of our operations.

OUR  INDUSTRY  IS  HEAVILY  REGULATED  AND  WE  MAY FAIL TO COMPLY WITH ALL SUCH
REGULATIONS. ANY FAILURE BY US COULD REQUIRE US TO INCUR SUBSTANTIAL COSTS IN COMPLYING WITH SUCH REGULATION AND WE COULD BE FORCED TO CEASE OUR OPERATIONS.

     The aviation industry is subject to extensive regulation by the Federal Aviation Administration (FAA). In addition, our business is subject to numerous federal, state and local laws, regulations and policies governing environmental protection and other matters. Although we believe that we are presently in material compliance with applicable laws and regulations, there is no assurance that we are correct or that our operations will be deemed to be in compliance in the future. We may not be able to comply with current laws and regulations, or any future laws and regulations. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. We may be required to incur substantial costs in order to comply. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions which could have a material and adverse effect on our business operations and finances and we could be forced to cease our operations

WE  MAY  NOT  HAVE  SUFFICIENT  INSURANCE  COVERAGE TO PROTECT US FROM LIABILITY
CLAIMS.

     Our business exposes us to possible claims for personal injury or death that may result if we were negligent in repairing an airplane. We cannot assure you that claims will not arise in the future or that our insurance coverage will be adequate to protect us in all circumstances. Additional, we cannot assure you that we will be able to maintain adequate insurance coverage sin the future at an acceptable cost. Any liability claim not covered by adequate insurance will adversely affect our business, financial condition and results of operations.

OUR  FINANCIAL  PERFORMANCE  MAY  BE  ADVERSELY  AFFECTED  BY  COMPETITION.

     We expect our market to be intensely competitive. The majority of our anticipated competitors will be more established, benefit from greater market recognition and have substantially greater financial, marketing and other resources than we do. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. Moreover, some of our competitors have been operating in our core area for a long time and have demonstrated the ability to operate through industry cycles. Intense competition could materially adversely affect our business, results of operations and financial condition.

IF WE GROW OUR BUSINESS AS PLANNED, WE MAY NOT BE ABLE TO MANAGE PROPERLY OUR GROWTH, AND WE EXPECT OPERATING EXPENSES TO INCREASE, WHICH MAY IMPEDE OUR ABILITY TO ACHIEVE PROFITABILITY.

     If we are successful in growing our business as we plan, our operations may expand rapidly and significantly. Any rapid growth could place a significant strain on our management, operational and financial resources. In order to manage the growth of our operations, we will be required to expand existing operations; to improve on a timely basis existing and implement new operational, financial and inventory systems, procedures and controls, including improvement of our financial and other internal management systems; and to train, manage and expand our employee base. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected. In addition, if we are successful in growing our business as we plan, we expect operating expenses to increase, and as a result, we will need to generate increased quarterly revenue to achieve and maintain profitability. In particular, as we grow our business, we would incur additional costs and expenses related to:

     *     The  expansion  of  our  sales  force  and  distribution  channels
     *     The  expansion  of  our  product  and  services  offerings
     *     Development  of  relationships  with  strategic  business  partners
     *     The  expansion  of  management  and  infrastructure
     *     Brand  development,  marketing  and  other  promotional  activities.

These additional costs and expenses could delay our ability to achieve profitability.

FUTURE  ACQUISITIONS  COULD  EXPOSE  US  TO  NUMEROUS  RISKS.

     As part of our business strategy, we may acquire complementary companies, products, services or technologies. Any acquisition would be accompanied by the risks commonly encountered in a transaction. Such risks include the following:

     * Difficulty of assimilating the operations and personnel of the acquired companies
     *     Potential  disruption  of  our  ongoing  business
     * Inability of management to maximize our financial and strategic position through the successful incorporation of acquired businesses and technologies
     * Additional expenses associated with amortization of acquired intangible assets
     *     Maintenance  of  uniform standards, controls, procedures and policies
     * Impairment of relationships with employees, customers, vendors and advertisers as a result of any integration of new management personnel
     *     Potential  unknown  liabilities  associated  with acquired businesses

     There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions. Due to all of the foregoing, any future acquisition may materially and adversely affect our business, results of operations, financial condition and cash flows. Although we do not expect to use cash for acquisitions, we may be required to obtain additional financing if we choose to use cash in the future. There can be no assurance that such financing will be available on acceptable terms. In addition, if we issue stock to complete any future acquisitions, existing stockholders will experience further ownership dilution.

WE HIGHLY DEPEND ON OUR CURRENT MANAGEMENT. THE LOSS OF ANY MEMBER OF OUR CURRENT MANAGEMENT COULD HARM OUR ABILITY TO EXECUTE OUR BUSINESS PLAN.

     Our success depends heavily upon the continued contributions of current management. The loss of the services of one or more of our members of management could materially adversely affect our business, operating results and financial condition. No member of our management has entered into an employment agreement or a covenant not to compete agreement with us. As a result, any one of them may discontinue providing his services to us at any time and for any reason, and even thereafter commence competition with us. We cannot guarantee that we will be able to retain our key personnel. Moreover, we currently have no key person insurance on any members of management.

OUR CURRENT MANAGEMENT RESOURCES MAY NOT BE SUFFICIENT FOR THE FUTURE, AND WE HAVE NO ASSURANCE THAT WE CAN ATTRACT ADDITIONAL QUALIFIED PERSONNEL.

     There can be no assurance that the current level of management is sufficient to perform all responsibilities necessary or beneficial for management to perform. Our future success also depends on our continuing ability to attract, assimilate and retain highly qualified sales, technical and managerial personnel. Competition for these individuals is intense, and there can be no assurance that we can attract, assimilate or retain necessary personnel in the future.

ONE  STOCKHOLDER  OWNS  A  CONTROLLING  PERCENTAGE  OF  OUR  VOTING  STOCK,  AND
CUMULATIVE  VOTING  IS  NOT  AVAILABLE  TO  STOCKHOLDERS.

     AvStar Aviation Services, Inc. ("AvStar") owns approximately 91.1% of our outstanding voting stock. Cumulative voting in the election of Directors is not provided for. Accordingly, AvStar has the ability to elect all of our Board of Directors. AvStar's large percentage ownership of our outstanding voting stock essentially vests fully in it full control of our company.

WE  WILL  BE  REQUIRED  TO  COMPLY WITH SECTION 404 OF THE SARBANES OXLEY ACT OF
2002.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, in connection with this Annual Report and future Annual Reports, we are and will be required to furnish a report by management on our internal controls over financial reporting which will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Based on current information, we expect that in 2009, Section 404 will require that our independent auditors also provide an attestation on management's assertion of internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective or if in the future our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports. Furthermore, we expect that our compliance with the regulatory requirements described herein will likely increase our legal and professional expenses.

                       RISKS RELATED TO OUR COMMON STOCK

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, SHAREHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

     Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKEOVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR SHAREHOLDERS.

     Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of Texas law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested shareholders.

     In addition, our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences, as may be determined by our board of directors. Of this authorized preferred stock, 1,000,000 shares are currently issued and outstanding. Our board of directors may, without shareholder approval, issue up to an additional 9,000,000 preferred stock with dividends, liquidation, conversion or voting rights that could adversely affect the voting power or other rights of our common shareholders.

OUR  COMMON  STOCK  HAS  EXPERIENCED  ONLY  EXTREMELY  LIMITED  TRADING.

     Our common stock had been quoted and traded on the OTC Electronic Bulletin Board under the symbol "PAPO." Frequently, the volume of trading in our common stock has been light, and the prices and volumes at which our common stock has traded have fluctuated fairly widely on a percentage basis. Until shares of our common stock become more broadly held and orderly markets develop and even thereafter, the prices of our common stock may fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

*     The  depth  and  liquidity  of  the  markets  for  our  common  stock;
*     Investor  perception  of  us  and  the  industry  in which we participate;
*     General  economic  and  market  conditions;
*     Responses  to  quarter-to-quarter  variations  in  operating  results;
*     Failure  to  meet  securities  analysts'  estimates;
*     Changes  in  financial  estimates  by  securities  analysts;
*     Conditions,  trends  or  announcements  in  our  industry;
* Announcements of significant acquisitions, strategic alliances, joint ventures or capital commitments by us or our competitors;
*     Additions  or  departures  of  key  personnel;
*     Sales  of  our  common  stock;
* Accounting pronouncements or changes in accounting rules that affect our financial statements; and
*     Other  factors  and  events  beyond  our  control.

     The market price of our common stock could experience significant fluctuations unrelated to our operating performance. As a result, a stockholder (due to personal circumstances) may be required to sell such stockholder's shares of our common stock at a time when our stock price is depressed due to random fluctuations, possibly based on factors beyond our control.

THE TRADING PRICE OF OUR COMMON STOCK MAY ENTAIL ADDITIONAL REGULATORY REQUIREMENTS, WHICH MAY NEGATIVELY AFFECT SUCH TRADING PRICE.

     The trading price of our common stock historically has been below $5.00 per share. As a result of this price level, trading in our common stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

STOCKHOLDERS  HAVE  NO  GUARANTEE  OF  DIVIDENDS.

     The holders of our Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. To date, we have paid no cash dividends. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations. If we obtain additional financing, our ability to declare any dividends will probably be limited contractually.

ITEM  1B.  UNRESOLVED  STAFF  COMMENTS.

     Not  applicable.

ITEM  2.  PROPERTIES.

     Our principal executive offices are located in approximately 2,000 square feet of executive office space. We sub-lease these facilities from a related party under an agreement expiring in August 2011 for an annual rent of approximately $29,000.

     We lease approximately 13,000 square feet of undivided hangar space and 800 square feet of furnished office space at the French Valley Airport in Murrieta, California from a third party pursuant to a year-to-year lease. We can extend the term of the sublease upon 30 days notice to the lessor. Under the terms of the sublease we pay a base rent of approximately $117,000 annually for the first year. If we elect to extend the term of the sublease, the base rent will increase by the greater of 4% or the increase percentage of the Consumer Price Index All Items - Los Angeles over the 90 days prior to the renewal of the sublease. We intend to renew the lease at the increased rate.

ITEM  3.  LEGAL  PROCEEDINGS.

     We  are  not  presently  a  party  to  any  pending  legal  proceeding.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Our common stock is quoted on the OTC Bulletin Board under the symbol PAPO. The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for the fiscal years ended December 31, 2007 and December 31, 2008. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                        COMMON STOCK
                                         ------------
          2007                       HIGH              LOW
          ----                       ----              ---
       First Quarter                $0.009           $0.003
       Second Quarter               $0.12            $0.005
       Third Quarter                $0.008           $0.004
       Fourth Quarter               $0.0095          $0.003

                                        COMMON STOCK
                                        ------------
         2008                        HIGH             LOW
         ----                        ----             ---
        First Quarterer             $0.0049         $0.0025
        Second Quarter              $0.005          $0.0028
        Third Quarter               $0.0049         $0.0008
        Fourth Quarter              $0.0015         $0.0005

     As of April 16, 2009, we had approximately 665 common shareholders of record and 390,499,544 common shares outstanding. As of such date, we had one holder of our 1,000,000 outstanding Series A Preferred Stock. Such preferred stock is not traded.

     We have not paid any cash dividends on the common stock, and we do not intend to pay any dividends prior to the consummation of a business combination.

     On January 7, 2009, we issued 25 million shares of our common stock to Sage Office Services, an entity controlled by Mary Pollock Merritt, daughter of a person who served as our chief executive officer during a part of 2009. This stock issuance was in consideration of services previously rendered having an aggregate value of approximately $17,500. These issuances are claimed to be exempt pursuant to Rule 506 of Regulation D under the Securities Act of 1933 (the "Act"). No advertising or general solicitation was employed in offering these securities. The offering and sale was made only to accredited investors, and subsequent transfers were restricted in accordance with the requirements of the Act.

                           EQUITY COMPENSATION PLANs

     We currently do not have any equity compensation plans under which our equity securities are authorized for issuance.

ITEM 6.  SELECTED FINANCIAL DATA.

     Not applicable.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     We have historically been an independent energy company focused on exploration and development of oil and natural gas reserves, whose core business is directed to the development of oil and gas prospects in proven onshore production areas. We have adopted a significant change in its corporate direction. We have decided to focus our efforts on acquiring aviation related businesses and developing these businesses to their commercial potential.

     Our new business plan is to acquire, consolidate and grow businesses in the general aviation industry. We will place our initial focus on the maintenance, repair and overhaul (MRO) of aircraft providing products and services for the general aviation sector. We believe that since September 11, 2001, both private air transportation and the number of aircraft owned by both individuals and business have dramatically increased. Each of these sectors, in addition to routine maintenance, has mandated a number of inspections by the FAA that are commonly included in traditional MRO services.

     Our recently acquired, wholly owned subsidiary, San Diego Airmotive ("SDA"), has been operating (through its predecessor entity) as an MRO for approximately 19 years. SDA historically provided MRO services for single and multi-engine aircraft. As capital is available to us, we intend to grow our business through the expansion of our existing MRO business as well as by acquisitions of existing MRO's, fixed base operations (FBO), charter operations and other operational aircraft related businesses.

RESULTS  OF  OPERATIONS

     With the current price of oil, none of wells are producing sufficient to support our operations. To that end, a decision was made to enter into a Share Exchange Agreement fully by and between us and AvStar Aviation Services, Inc. ("AvStar"), providing for our acquisition of all of the outstanding common stock in San Diego Airmotive ("SDA"), which (through its predecessor entity) has been providing maintenance, repair and overhaul ("MRO") services in California since 1987.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     Our discussion and analysis of its financial condition and results of operations as of December 31, 2008 are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

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

COMPARISON  OF  YEAR  ENDED  DECEMBER  31, 2008 TO YEAR ENDED DECEMBER 31, 2007.

     Revenues were $29,404 in 2008 compared to revenue of $53,447 in 2007 reflecting an decrease of 44% or $24,043 in revenue in 2008. This decrease in revenue reflects a loss of production during the year. During the fiscal year 2008, $32,000 was used for capital and exploratory expenditures compared to $17,202 in 2007 (using the successful effort method of accounting).

     The $90,297 decrease in the net loss from continuing operations to $312,682 for the year ended December 31, 2008 from $402,979 for the year ended December 31, 2007 is due to a few factors. Impairment of oil and gas properties increased to $42,926 in 2008 from $23,634 in 2007. This was due to the plug and abandonment costs recorded in 2007 for the drilled and abandoned wells of $73,105, while $0 costs were recorded in 2008. There was a decrease in Selling, General and Administrative expenses including stock based compensation, which decreased by $108,433 to $197,717 in 2008 compared to $306,150 in 2007. This was due to a decrease in stock issued for compensation as well as a decrease in share value.

     During the year ended December 31, 2008, we reported a net loss of $312,682 compared to a net loss of $402,979 for the year ended December 31, 2007.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Currently, we have limited financial ability to pursue our new business plan. We are currently trying to determine the scope of the business activities that we will pursue in the foreseeable future. The amount of capital that we will need depends on the scope of the business activities that we ultimately decide to pursue. This scope is uncertain at this time. However, we know that we must obtain additional financing to pursue our business plan at any level that we are likely to pursue. We are currently searching for sources of financing, but we currently do not have any binding commitments for, or readily available sources of, financing. We cannot assure anyone that financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonably terms. If we do not obtain financing we will be constrained to contract the scope of our business plan. Under certain circumstances, we may be constrained to attempt to sell some of our assets. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities. Under certain circumstances, we could be forced to cease our operations and liquidate our remaining assets, if any.

OFF-BALANCE SHEET ARRANGEMENTS

     During the year ended December 31, 2008, we had no off balance sheet arrangements.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Management of Pangea Petroleum Corporation
Houston, Texas

I have audited the accompanying consolidated balance sheet of Pangea Petroleum Corporation as of December 31, 2008 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements for the period January 1, 2007 through December 31, 2007, were audited by other auditors whose reports expressed unqualified opinions on those statements.

I conducted my audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pangea Petroleum Corporation as of December 31, 2008, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Clay Thomas, P.C.
www.claythomaspc.com
Houston, Texas
May 14, 2009

                           PANGEA PETROLEUM CORP
                              BALANCE SHEET

                        ASSETS

 Current assets
Cash                                                          2,595
Accounts receivable                                           1,844
                                                              -----

                  Total Current Assets                        4,439

Property and equipment:
   Proven oil and gas properties (successful efforts
     method), net of accumulated depletion of $143,978       28,734
   Unproven oil and gas properties (successful effort
     method)                                                152,000
                                                            -------

                  Total Fixed Assets                        180,734
                                                            -------
                  Total assets                          $   185,173
                                                        ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

     Current liabilities
Accounts payable                                             43,595
Credit Card Payable                                          18,374
Accrued interest payable to related parties                  79,090
Notes payable to related parties                             11,500
Notes Payable                                                     -
Stock Payable                                                     -
                                                             ------

                  Total current liabilities                 152,559

Long term debt to related parties                           659,771
Asset Retirement Obligations                                  8,193
                                                           --------

                  Total liabilities                         820,523
                                                            -------

     Stockholders' deficit:
Preferred stock: $.001 par value; 10,000,000
   shares authorized, none issued and outstanding                 -
Common stock: $.001 par value; 500,000,000
   shares authorized; 365,499,544 shares
   issued and outstanding                                  365,499
Additional paid-in capital                              18,521,904
Accumulated deficit                                    (19,522,753)
                                                       -----------

                Total stockholders' deficit               (635,350)
                                                       -----------

         Total liabilities and stockholders' deficit       185,173
                                                       ===========

                          PANGEA PETROLEUM CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Year ended December 31, 2008



                                                                          2008


     Oil and gas revenue                                                 29,404

     Costs and expenses:
     Lease operating expenses                                            19,154
     Production tax                                                       1,864
     Selling, general and administrative,
       including stock based compensation                               211,589
     Dry hole costs                                                           -
     Impairment of oil and gas properties                                42,926
     Plug and abandonment costs                                               -
     Depletion and depreciation                                           5,335
     Gain/Loss on sale of assets                                              -
                                                                    -----------
                                Total costs and expenses                280,869
                                                                    -----------
                                   Loss from operations                (251,465)

     Other income and (expenses):
     Interest expense                                                   (79,090)
     Settlement income                                                        -
                                                                    -----------
                                               Net loss                (330,555)
                                                                    ===========

     Weighted average common shares outstanding                     298,865,393

     Basic and diluted net loss per common share                             (0)

                          PANGEA PETROLEUM CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      For the Year ended December 31, 2008



                                    Additional                          Total
                     Common Stock   Paid-In  Accumulated  Deferred Stockholders'
                   Shares   Amount  Capital   Deficit    Compensation   Deficit

Balance at
   December 31,
   2007       306,339,544  306,340  18,373,829 (19,192,197)     $0     (512,028)

Stock issued for
  compensation 49,160,000   49,160      49,160                   0      175,234

Common Stock issued
  for property
  acquisition  10,000,000   10,000      10,000                           32,000

Net (Income) / Loss                               (330,555)            (330,555)
               -----------------------------------------------------------------
Balances as of
  December 31,
  2008        365,499,544  365,500  18,432,989                   0     (635,350)
              ==================================================================

                         PANGEA PETROLEUM CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Year ended December 31, 2008


                                                                        2008

Cash flows from operating activities:
Net loss                                                              (330,555)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
   Depletion and depreciation expense                                    5,335
   Impairment of oil and gas properties                                 42,926
   Dry hole expense                                                          -
   Plug and abandonment costs                                                -
   Stock-based compensation                                            (10,180)
Changes in assets and liabilities:
     Accounts receivable                                                (1,844)
     Prepaid expenses                                                        -
     Payroll taxes refundable                                                -
     Accounts payable and accrued liabilities                           (7,206)
     Other                                                                   0
                                                                       -------
                           Net cash (used in) operating activities    (301,524)

Cash flows (used in) investing activities:
Capital and exploratory expenditures                                   (32,000)


Cash flows from financing activities:
Proceeds from the sale of common stock                                 206,671
Proceeds from notes payable                                            126,730
                                                                       -------

                         Net cash provided by financing activities     333,401
                                                                       -------
                              Net change in cash and cash equivalents     (123)

Cash and cash equivalents at beginning of year                           2,718
                                                                       -------
                            Cash and cash equivalents at end of year     2,595
                                                                       =======

                          PANGEA PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------------

ORGANIZATION
------------

Pangea Petroleum Corporation (the "Company") is a Colorado corporation that has historically engaged in oil and gas exploration and development. The Company was originally incorporated in 1997 as Zip Top, Inc. and subsequently adopted a name change to Pangea Petroleum Corporation. On April 26, 2000, the Company was recapitalized when the Company acquired the non-operating public shell, Segway II Corporation. Segway II Corporation had no significant assets or liabilities at the date of acquisition and, accordingly, the transaction was accounted for as a recapitalization. In February 2009, the Company adopted a significant change in its corporate direction by deciding to focus its efforts on acquiring aviation related businesses and developing these businesses to their commercial potential.

COMPARISON WITH 2007 FINANCIAL RESULTS
--------------------------------------

The financial statements are not presented in comparison with the results for 2007, because a consent has not yet been received from the predecessor auditor for such period. Once the consent is received, the financial statements will be amended to include such a comparison.

ACCOUNTING ESTIMATES
--------------------

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

CASH AND CASH EQUIVALENTS
-------------------------

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

In 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" which was adopted by Pangea when Pangea first acquired oil and gas properties. SFAS 143 requires entities to record the fair value of a liability for asset retirement obligations ("ARO") in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Pangea accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Pangea's credit adjusted risk-free interest rate. No market risk premium has been included in Pangea's calculation of the ARO balance. Pangea's ARO liability at December 31, 2008 is $7,897.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and, if necessary, a loss is recognized by providing an impairment allowance. Pangea recorded $ 42,926 and $23,634 of impairment expense in the years ended December 31, 2008 and 2007, respectively. Other unproved properties are amortized based on the Company's average holding period.

OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)
--------------------------------------------

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

OTHER PROPERTY AND EQUIPMENT
----------------------------

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

OIL  AND  GAS  REVENUES
-----------------------

Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, collectibility is reasonably assured and evidenced by a contract. The Company follows the "sales method" of accounting for its oil and natural gas revenue, so it recognizes revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to fair market value or discounted cash flow is required. Based upon a recent evaluation by management, an impairment write-down of the Company's long-lived assets was recorded to write such assets down to their estimated net realizable value resulting in an impairment expense of $42,926 and $23,634 in 2008 and 2007, respectively.

STOCK BASED COMPENSATION
------------------------

Financial Accounting Standard No. 123, "Accounting for StockBased Compensation" established financial accounting and reporting standards for stockbased employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. In January 2006, the Company implemented SFAS No. 123R, and accordingly, the Company accounts for compensation cost for stock option plans in accordance with SFAS No. 123R.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS
------------------------------------------------

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC") The Company has not experienced any losses on deposits. During the years ended December 31, 2008 and 2007, 100% of the Company's revenues were received from five customers.

INCOME TAXES
------------

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

BASIC  AND  DILUTED  NET  LOSS  PER  SHARE
------------------------------------------

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an "as if converted" basis. For the years ended 2008 and 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
--------------------------------------------

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

2.         GOING CONCERN CONSIDERATIONS
           ----------------------------

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2008 and 2007, the Company reported losses of $ 312,682 and $402,979, respectively. These conditions raise substantial doubt as to Pangea's ability to continue as a going concern.

The Company developed a multi-step plan and during 2008 took actions to improve its financial position and deal with its liquidity problems. The final steps of the plan are still being developed, but may include additional private placements of the Company's common stock, and efforts to raise additional debt financing or equity offerings.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company acquired AvStar Aviation.

3.         OIL AND GAS PROPERTIES
           ----------------------

Oil and gas properties consist of the following at December 31, 2008:

Oil and gas properties                              307,866

Less accumulated depletion                         (144,008)
                                                  ---------
Net oil and gas properties                        $ 163,878
                                                  =========

During the years ended December 31, 2008 and 2007, the Company recorded dry hole, abandonment and impairment charges of $ 42,926 and $23,916, respectively. At December 31, 2008, the Company has working interests in two wells.

4.         PROPERTY AND EQUIPMENT
           ----------------------

Property and equipment consists of the following at December 31, 2008:

Office equipment                3 to 5 years                  $15,594
Furniture and fixtures          3 to 5 years                    2,580
                                                              -------
                                                               18,174

Less accumulated depreciation                                 (18,174)
                                                              -------
Net property and equipment                                        $ 0
                                                              =======

5.         INCOME TAXES
           ------------

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2008, the Company had net operating loss ("NOL") carryforward for income tax purposes of approximately $8,240,528 which expire in various tax years through 2027. Additionally, because United States tax law limits the time during which NOL carryforwards may be applied against future taxable income, the Company will, in all likelihood, be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

The composition of deferred tax assets and the related tax effects at December 31, 2008 are as follows:

Net operating losses                                  $3,081,173

Less valuation allowance                              (3,081,173)
                                                      ----------
                        Net deferred tax asset        $        -
                                                      ==========

6.         COMMITMENTS AND CONTINGENCIES
           -----------------------------

OPERATING LEASE
---------------

The Company leased office space under a one year operating lease that expired in March 31, 2007 for monthly rent of $763. The lease was not renewed due to rising costs and the company continued on a month to month basis until June 2007. The Company currently maintains mail service at the location, but is sharing offices until additional space is found. Rent expense incurred under operating leases during the years ended December 31, 2008 and 2007 was $1,243 and $4,864, respectively.

EMPLOYMENT AGREEMENT
--------------------

The Company has no employment agreements.

8.     STOCKHOLDERS' EQUITY
       --------------------

PREFERRED STOCK
---------------

The Company's articles of incorporation authorize the issuance of up to 10,000,000 shares of series preferred stock, with a par value of $.001 and other characteristics determined by the Company's board of directors. As of December 31, 2008, there was no preferred stock issued or outstanding. Subsequent to December 31, 2008, the Company issued 1,000,000 shares of its Series A Preferred Stock.

COMMON STOCK
------------

During the years ended December 31, 2008 and 2007, the Company issued shares for cash under private placements of securities and as compensation to employees and consultants.

During 2008, Pangea:
-     .

During 2007:
- Issued 25,080,978 shares of common stock valued at $229,440 to employees and consultants for services.

STOCK OPTIONS
-------------

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

A summary of the Company's stock option activity and related information for the years ended December 31, 2008 and 2007 follows:

                                      NUMBER OF                    WEIGHTED
                                       SHARES                      AVERAGE
                                       UNDER        EXERCISE       EXERCISE
                                      OPTION          PRICE          PRICE
                                     --------------------------------------

Balance outstanding at
  January 1, 2006                     350,000     $ 0.200-$1.000   $     0.56

Balance outstanding at
  December 31, 2006                   350,000     $ 0.200-$1.000   $     0.56

Balance outstanding at
  December 31, 2007                   350,000     $ 0.200-$1.000         0.56

Balance outstanding at
  December 31, 2008                   350,000     $ 0.200-$1.000         0.56


All outstanding stock options are exercisable at December 31, 2008. A summary of outstanding stock options at December 31, 2008 follows:

                                              REMAINING
            NUMBER OF COMMON     EXPIRATION   CONTRACTED
            STOCK EQUIVALENTS      DATE      LIFE (YEARS)    EXERCISE PRICE

             50,000              May 2010        2.1          $0.500
            100,000              May 2010        2.1           1.000
            100,000           August 2010        2.6           0.200
            100,000          January 2011        2.9           0.500
           --------
            350,000
          =========

Effective June 1, 2005, the Company adopted the 2005 Equity Compensation Plan (the "Plan") under which stock in lieu of cash compensation awards may be granted from time to time to employees and consultants of the Company. The Plan allows for grants to other individuals contributing to the success of the Company at the discretion of the Company's board of directors. The purpose of the Plan is to provide additional incentives to promote the success of the Company and to enhance the Company's ability to attract and retain the services of qualified individuals. The Company has reserved 25,000,000 shares of stock for issuance under the Plan and until 2013

There are no non-vested shares at December 31, 2008.

STOCK WARRANTS
--------------

The Company did not grant any warrants in 2008.

STOCK WARRANTS
--------------

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2008 and 2007 follows:


                           NUMBER OF                              WEIGHTED
                            SHARES                                AVERAGE
                             UNDER           EXERCISE             EXERCISE
                            WARRANT           PRICE                PRICE
                          -------------------------------------------------

Warrants outstanding at
      December 31, 2007    22,589,487  $  0.008-$3.75               0.015

  Issued                    9,000,000  $  0.010-$0.015              0.014
  Exercised                (3,626,100) $  0.007-$0.019              0.015
  Expired                  (3,428,000) $     3.75                   0.016
                           ----------
Warrants outstanding at
      December 31, 2006    24,535,387  $  0.008-$0.02               0.016

  Issued                            0
  Exercised                         0
  Expired                          (0)
                          -----------
Warrants outstanding at
      December 31, 2007    24,535,387  $  0.008-$0.02               0.016

  Issued                            0
  Exercised                         0
  Expired                          (0)
                          -----------
Warrants outstanding at
      December 31, 2008    24,535,387  $  0.008-$0.02               0.016
                          ===========

All stock warrants are exercisable at December 31, 2008. A summary of outstanding stock warrants at December 31, 2008 follows:

                                              REMAINING
          NUMBER OF COMMON                   CONTRACTED
         STOCK EQUIVALENTS    EXPIRATION        LIFE             EXERCISE
                                DATE           (YEARS)            PRICE
        ----------------------------------------------------------------
          2,520,000          July 2009          1.2              0.010
            800,000          September 2009     1.3              0.015
            800,000          October 2009       1.4              0.010
          3,600,000          December 2009      1.5              0.010
            600,000          January 2010       1.6              0.010
            300,000          February 2010      1.7              0.120
          1,125,000          June 2010          1.9              0.008
          2,000,000          January 2012       3.8              0.01
          7,000,000          February 2012      3.9              0.015
          ---------
         18,745,000
         ==========

7.     SUPPLEMENTAL OIL AND GAS INFORMATION - UNAUDITED
==     ------------------------------------------------

The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission ("SEC") and SFAS No. 69, Disclosures about Oil and Gas Producing Activities ("Statement 69").

Production from one field accounted for 53% and 46% of the Company's oil and gas sales revenues for the years ended December 31, 2008 and 2007, respectively.

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES
---------------------------------------------------

Set forth below is a summary of the changes in the estimated quantities of the Company's crude oil and condensate, and gas reserves for the periods indicated, as estimated by the Company as of December 31, 2008. All of the Company's reserves are located within the United States. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

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

                                                     OIL               GAS
 QUANTITY OF OIL AND GAS RESERVES                   (BBLS)            (MCF)

Total proved reserves at December 31, 2006            75              35,743

Discoveries and Purchase Property                  1,410                 181
Production                                          (147)             (2,682)
Revision of previous estimates                      (276)            (28,296)
Sales of Property                                      -                   -
                                                   -------------------------
Total proved reserves at December 31, 2007         1,062               4,946

Discoveries and Purchase Property                      -               5,585
Production                                          (452)             (2,670)
Revision of previous estimates                       153              (2,903)
Sales of Property                                      -                   -
                                                   -------------------------
Total proved reserves at December 31, 2007           763               4,958
                                                   =========================

Proved developed reserves:

December 31, 2008                                    763               4,958
                                                   =========================

CAPITALIZED COSTS OF OIL AND GAS PRODUCING ACTIVITIES
-----------------------------------------------------

The following table sets forth the aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the related accumulated depletion as of December 31, 2008:

                                                              2008
                                                              ====

  Unproved properties and prospect generation costs          152,000
    not being depleted

  Proved properties being depleted                           167,376
  Less accumulated depletion                                 (28,734)
                                                             -------
  Net capitalized costs                                      261,908
                                                             =======

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES
--------------------------------------------------

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2007 and 2006:

                                                     2008               2007
                                                     ====               ====

Exploration costs                               $     31,768          $     -
Development costs                                                      17,202
                                                -----------------------------
                                                $     31,768          $17,202
                                                =============================


8.     SUBSEQUENT EVENTS
       -----------------

The Company entered into a Share Exchange Agreement fully executed on February 20, 2009 (the "Exchange Agreement") by and between the Company and AvStar Aviation Services, Inc. ("AvStar"), providing for the Company's acquisition of all of the outstanding common stock in San Diego Airmotive ("SDA"), which (through its predecessor entity) has been providing maintenance, repair and overhaul ("MRO") services in California since 1987. In connection with this acquisition, the Company issued to AvStar, the prior owner of SDA, 1,000,000 shares of the Company's newly-created series A preferred stock ("Series A Preferred Stock"), which shares constitute in the aggregate approximately 92.8% of outstanding economic interest and voting power in the Company All descriptions of the share exchange contained herein and all references to the terms, provisions and conditions of the Exchange Agreement are qualified in their entirety by reference to the Exchange Agreement which was detailed in the 8-K filed on February 25, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     As of the end of the period of this report, our principal executive and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer. We have concluded, based on that evaluation, that, as of such date, the disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Although the evaluation did not detect any material weaknesses in the Company's system of internal accounting controls over financial reporting, management identified significant deficiencies with respect to the timely public reporting of events requiring such reporting. We are instituting corrective action to ensure that such events are timely reported publicly.

     Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of December 31, 2008, and the significant deficiencies described above, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

     A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

There were no adjustments at year-end and so management considers the controls in place are adequate for the company.

     Management uses a separation of function approach to insure adequate controls. There were no material weakness identified during the preparation of year end financial reports.

     This annual report does not include an attestation report of the company's registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that the company to provide only management's report in the annual report.

CHANGES  IN  INTERNAL  CONTROLS  OVER  FINANCIAL  REPORTING

     During the fourth fiscal quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS
     Our  current  directors  and  executive  officers  are  as  follows:

NAME                      AGE               POSITIONS

Russell  Ivy              42     Chief  Executive  Officer,  President  and
                                 director

Gregory  H. Noble         46     Vice President - Business Development, and
                                 director

Henry  A.  Schulle        45     Vice  President,  Secretary,  and  director

James  H.  Short          66     Director

Robert Wilson             52     Vice President and Chief Financial Officer


     The  following  is  the  background  of  our  officers  and  director:

     RUSSELL IVY. Mr. Ivy has served as President and Chief Executive Officer of AvStar Aviation Services, Inc., the Company's operating subsidiary, since January 2009. From January 1996 through the present, he has been a principal of the Ivy Companies, several companies that provided various merger and acquisition consulting services for various operating entities both private and public. From September 2002 to May 2004, Mr. Ivy was a principal of Seafood Anywhere, LLC., a Houston-based startup seafood distribution company supplying various types of seafood to restaurants in the Houston, Austin, San Antonio, and Dallas areas. He earned a Bachelors Degree in International Trade/Economics in 1991 from Texas Tech University.

     GREGORY H. NOBLE. Mr. Noble has served as one of our directors and our Vice President - Business Development since February 2009. Since March 2007 to the present, he served in similar capacities with our subsidiary AvStar Aviation Services, Inc. ("AvStar"). From 2003 until January 2007, Mr. Noble was Vice President of Equity Market of Petrosearch Energy Corporation (OTCBB: PTSG), an exploration and production company based in Houston, Texas. Mr. Noble worked in the capital raising side with a private equity/angel group in Houston from March 2003 to June 2003. Previously, he was Public Finance Officer for Texas
Commercial Resources in Houston from February 2002 to March 2003. Prior thereto, Mr. Noble was Senior Vice President of Investments at UBS Paine Webber, Houston from 1998 to 2002. His previous employment included senior equity trading positions with Sanders Morris Mundy in Houston; and Morgan Keegan in Memphis, Tennessee. He was Vice President, OTC Trading at Dean Witter, New York, NY and Senior Vice President, Kidder Peabody, New York, NY and Vice President, OTC Listed and Trading at Paine Webber, New York, NY. He graduated from the University of Vermont in 1986 with a Bachelor of Arts Degree in Political Science.

     HENRY A. SCHULLE. Mr. Schulle has served as one of our directors and our Vice President and Secretary since February 2009. Mr. Schulle has served as AvStar's Vice President and a member of AvStar's Board of Directors since July 2006; from July 2006 until January 2008 he also served as AvStar's President and Chairman of the Board of Directors. Since January 8, 2004 he has served as Chairman of the Board of Directors and a principal of Martex Trading Company, a privately held company active in the oil and gas industry as well as real estate investments and development. Martex Trading Company was the controlling member of Aurora Financial Services, LLC, a FINRA-registered broker dealer that has acted as a placement agent for AvStar. From December 2003 until July 2004 Mr. Schulle served as a member of the Board of Directors of TexCom, Inc. (Pink
Sheets:  TEXC).  AvStar  acquired  San  Diego  Airmotive from TexCom, Inc.  From
January 1997 to November 2003, he was President and a Director of Texas Commercial Resources, Inc. (Pink Sheets: TCRI) from its inception as a privately held company that merged with EZUtilities in 2001. Mr. Schulle continued as an officer and director of Texas Commercial Resources, Inc. through its subsequent successful combination with Petrosearch Energy Corporation (OTCBB: PTSG), a Houston based energy company. He served as Chairman of the Board of Unicorp, Inc., which was quoted on the OTC Bulletin Board from November 1991 until January 1998. Mr. Schulle negotiated the merger of Unicorp, Inc. with United States Refining Company, a diversified, vertically integrated petroleum refining and petrochemical company that was acquired by Houston American Energy Corp. in April 2001. From January 1998 to July 2004, Mr. Schulle was employed by Dell Computer Corporation as a database support specialist working on international assignments.

     JAMES H. SHORT. Mr. Short has served as one of our directors since February 2009. Hehas been a member of AvStar's Board of Directors since July 2006. Since December 2003 he has served as a member of the Board of Directors of TexCom, Inc. (Pink Sheets: TEXC). AvStar acquired San Diego Airmotive from TexCom, Inc. He also served as a member of the Board of Directors of Texas Commercial Resources, Inc. (Pink Sheets: TCRI) from 2001 until 2003. Mr. Short is currently a principal and Vice president of Finance & Administration for Sabine Storage & Operations, Inc., an engineering and a consulting firm specializing in the design, engineering, permitting, construction management, and operations of hydrocarbon storage facilities in subsurface salt dome formations. In addition, he is a principal and Vice President of Marketing for Sabine Resources, Inc., a surface and mineral owner of property having hydrocarbon storage potential in a salt dome formation. Mr. Short was previously associated with Energy Consultants, Inc., a natural gas marketing entity serving municipalities in South Illinois and Indiana, on an independent contractor basis, from 1984 until 2001.From 1979 to 1984, he was Senior Vice President and a director of Coronado Transmission Company with responsibilities for gas acquisition, transportation, and sales throughout the Southern States and Rocky Mountain area. Mr. Short served as Vice President of Corporate Planning and Vice President of Gas Supply, Transportation and Sales of Lovaca Gathering Company from 1972 to 1979. He was an employee of Cities Service Oil Company from 1966 to 1972. Mr. Short holds a B.S. degree from the University of Tennessee.

     ROBERT WILSON. Mr. Wilson has served as our Vice President and Chief Financial Officer since April 2008. He has also served as AvStar's Vice President and Chief Financial Officer since July 2004. Mr. Wilson also serves as the Chief Financial Officer and Operations Principal for several broker dealers and investment banking firms where his duties include compliance with FINRA, SEC and NYSE rules and regulations, the design and implementation of accounting and operations control procedures, representing firms as an expert witness and with FINRA examinations. He currently serves as a director and audit committee chairman for American Security Resources, Inc. and American Enterprise Development Corporation and as a consultant with The Professional Directors Institute. Mr. Wilson is a CPA and has over 15 years of experience as the owner of a certified public accounting firm, was previously a member of the FINRA Board of Arbitrators and has several FINRA and NYSE licenses. Mr. Wilson has previously served as operations compliance manager of the AIM Management Group, Vice President Compliance/Internal Audit of the Kemper Securities Group and an auditor with Price Waterhouse. Mr. Wilson is a 1977 graduate of Houston Baptist University and pursued additional studies at Georgetown University.

     Our Board of Directors has four members. Each director serves a one-year term that expires at the following annual meeting of stockholders. Executive officers are appointed by the Board of Directors and serve until their successors are appointed. There are no family relationships among our directors or executive officers.

CORPORATE  GOVERNANCE

     Our Board of Directors has not established any standing committees, including an Audit Committee, Compensation Committee or a Nominating Committee. The Board of Directors as a whole undertakes the functions of those committees. The Board of Directors may establish one or more of these committees whenever it believes that doing so would benefit us.

CODE  OF  ETHICS

     We adopted a Code of Ethics for our Principal Executive and Senior Financial Officers on February 6, 2005. Anyone can obtain a copy of the Code of Ethics by contacting us at the following address: 3600 Gessner, Suite 220, Houston, Texas 77063, attention: Chief Executive Officer, telephone: (281) 710-7103. The first such copy will be provided without charge.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who are the beneficial owners of more than ten percent of our common stock (collectively, the "Reporting
Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. To the best of our knowledge based solely on information available to us, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2008: Scott Duncan failed to file three required Form 4's and a Form 5 to correct the failure to file the Form 4's; Christopher P. Scully failed to file one required Form 4 and a Form 5 to correct the failure to file the Form 4; and Mark Weller failed to file three required Form 4's and a Form 5 to correct the failure to file the Form 4's.

ITEM  11.  EXECUTIVE  COMPENSATION.

     The following table sets forth the compensation we paid during the fiscal years ended December 31, 2008 and 2007 to our principal executive officer, our principal financial officer, and any other executive officer whose total compensation exceeded $100,000. The executive officers listed in the table below are referred to as the "Named Executive Officers."

                         SUMMARY COMPENSATION TABLE (1)

                                           STOCK
                                           AWARDS
 NAME AND PRINCIPAL POSITION     YEAR        ($)            TOTAL ($)
----------------------------    --------    --------        ----------

Alan Premel,                    2008  (2)         0              0
President

Charles B. Pollock,             2008  (3)         0              0
Chief Executive Officer         2007      $  79,058 (4)    $79,058

(1) The Columns designated by the Securities and Exchange Commission for the reporting of salaries, bonuses, option awards, non-equity incentive plan compensation, nonqualified deferred compensation earnings or all other compensation have been eliminated as no such salaries, bonuses, awards, compensation or earnings were made to, earned by, or paid to or with respect to any person named in the table during any fiscal year covered by the table.

(2) Mr. Premel was elected President effective December 23, 2008, and he served as such until December 31, 2008

(3) Mr. Pollock served as Chief Executive Officer and President until December 23, 2008.

(4) Represents 8,459,894 shares of restricted common stock were issued in lieu of cash salary.

     The table below sets forth information pertaining to outstanding stock awards owned by our Named Executive Officers as of December 31, 2008.

                OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)
                ------------------------------------------------

Name               Number of      Number of    Equity Incentive  Option  Option
                   Securities     Securities   Plan Awards      Exercise Expira-
                   Underlying     Underlying   Number of         Price    tion
                   Unexercised   Unexercised   Securities         ($)     Date
                   Options        Options      Underlying          (e)     (f)
                     (#)           (#)         Unexercised
                   Exercisable   Unexercisable Unearned Options
                      (b)           (c)             (#)
                                                    (d)
--------------------------------------------------------------------------------
Charles B. Pollock   600,000        -0-           -0-            .01   7/30/2009
Chief Executive
Officer            1,800,000                                     .01  12/22/2009
--------------------------------------------------------------------------------

(1) No stock awards of any kind have been granted; accordingly, the Columns designated by the U.S. Securities and Exchange Commission for the reporting of certain stock awards have been eliminated.

                             DIRECTOR COMPENSATION

     The following table sets forth director compensation paid during the fiscal year ended December 31, 2008(1).

                                        STOCK AWARDS     TOTAL
        NAME                                ($)           ($)
         (a)                                (c)           (h)
--------------------------------------------------------------------------------

    Edward Skaggs                         $1,020(2)     $1,020
--------------------------------------------------------------------------------

(1) The columns designated by the SEC for the reporting of certain fees earned or paid in cash, option awards, non-equity incentive plan compensation, nonqualified deferred compensation earnings or all other compensation have been eliminated as no such awards, compensation or earnings were made to, earned by, or paid to or with respect to any person named in the table during fiscal 2008.

(2)     300,000  shares  of  our  restricted  common  stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The table sets forth below contains certain information as of April 16, 2009 concerning the beneficial ownership of our voting stock by each stockholder who is known by us to own beneficially in excess of 5% of an outstanding class of voting stock. As of April 16, 2009, none of our directors or executive officers directly owned any shares of an outstanding class of voting stock. Each of Russell Ivy, Henry A. Schulle, Gregory H. Noble and James H. Short are officers and directors of AvStar Aviation Services, Inc. and thus may be deemed to be the beneficial owners of the shares owned by such corporation, provided, however, each of them has disclaimed beneficial ownership of such shares.

     Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of April 16, 2009 are treated as outstanding only for determination of the number and percent owned by such group or person.

                AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP

  Name and Address      Title of     Number of      % of    Number of       % of
  of Beneficial Owner    Class       Shares        Class    Votes          Total
                                     Beneficially                          Votes
                                     Owned

NON-MANAGEMENT  5%
------------------
STOCKHOLDERS
------------
AvStar  Aviation  Services,  Inc.
3600  Gessner,  Suite  220
Houston,  Texas 77063   Preferred (1) 1,000,000       100%  5,000,000,000  92.8%

Mark F. Weller
9801 Westheimer, Suite 302
Houston, Texas 77042    Common       56,477,858(2)   14.3%     52,352,858     *

Charles B. Pollock
9801 Westheimer, Suite 302
Houston, Texas 77042    Common       43,662,122 (3)  11.1%     41,262,122     *

Christopher P. Scully
777 Post Oak Blvd., Suite 610
Houston, TX 77056       Common       30,000,000       7.7%     30,000,000     *

Sage Office Services
9801 Westheimer, Suite 302
Houston, Texas 77042    Common       27,500,000       7.0%     27,500,000     *

Elizabeth Pollock
9801 Westheimer, Suite 302
Houston, Texas 77042    Common       21,468,198       5.5%     21,468,198     *

(1)     Each  share  of  Preferred  Stock  is  entitled  to  5,000  votes.

(2) Includes 52,352,858 restricted common shares and 4,125,000 warrants that include 1,200,000 warrants with an exercise price of $0.01 that expire July 18, 2009; 1,800,000 warrants with an exercise price of $0.01 that expire December 22, 2009 and 1,125,000 warrants with an exercise price of $0.01 that expire June 28, 2010.

(3) Includes 41,262,122 restricted common shares held directly and 2,400,000 warrants which include 600,000 warrants with an exercise price of $0.01 that expire July 30, 2009 and 1,800,000 warrants with an exercise price of $0.01 that expire December 22, 2009

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

     We had the following related party notes that became due and payable at December 31, 2008 totaling $659,771 and related accrued interest of $98,313. We are currently starting negotiations to satisfy these amounts.

(a) Note payable to Mary Pollock Merritt, daughter of our former chief executive officer. This note bears interest at rates of 12% per year and became due on December 31, 2008. This note is not collateralized. The current outstanding balance on this note as of December 31, 2008 was $168,683.

(b) Note payable to Charles Pollock, our former chief executive officer and a significant stockholder of ours. This note bears interest of 12% per year and became due on December 31, 2008. This note is not collateralized. The current outstanding balance on this note as of December 31, 2008 was $461,015.

(c) Note payable to Mark Weller, our former president and a significant stockholder of ours. This note bears interest of 12% per year and became due on December 31, 2008. This note is not collateralized. The current outstanding balance on this note as of December 31, 2008 was $128,387.

     We entered into a Share Exchange Agreement fully executed on February 20, 2009 providing for our acquisition of all of the outstanding common stock in San Diego Airmotive ("SDA"). In connection with this acquisition, we issued to AvStar Aviation Services, Inc. ("AvStar"), the prior owner of SDA, 1,000,000 shares of our newly-created series A preferred stock, which shares constitute in the aggregate approximately 90% of outstanding economic interest and voting power in us. Each of Henry A. Schulle, Gregory H. Noble and James H. Short (each now a director of ours, and in the cases of Messrs. Schulle and Noble, officers as well) were a director or an officer or both of AvStar prior to the completion of this transaction. For more information about this transaction, see "Item 1. Business - Recent Events."

INDEPENDENCE OF DIRECTORS

     The rules of the American Stock Exchange (the "AMEX") generally require that a listed company's Board of Directors be composed of a majority of independent directors. However, these rules provide that a "smaller reporting company" need only maintain a Board of Directors comprised of at least 50% independent directors. Although we are not listed on the AMEX, we use the standards established by the AMEX for determining whether or not each of our directors is "independent." We have determined that, as of March 31, 2009, James
H. Short is an "independent" director in accordance with the AMEX independence standards.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

During 2008 and 2007, the aggregate fees that we paid to Malone & Bailey, PC, our independent auditors, for professional services were as follows:

                                       YEAR ENDED DECEMBER 31,
                                           2008              2007
                                           ----              ----
Audit  Fees  (1)                     $     15,000          $     43,378

Audit-Related  Fees                           N/A                   N/A

Tax  Fees                                     N/A                   N/A

All  Other  Fees                              N/A                   N/A

(1) Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-QSB.

AUDIT  COMMITTEE  PRE-APPROVAL  OF  AUDIT  AND  PERMISSIBLE
NON-AUDIT  SERVICES  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM.

     We  do  not  have  an  audit  committee,  but our entire Board of Directors functions as such. Our Board of Directors pre-approves the engagement of Malone & Bailey, PC for all audit and permissible non-audit services. Our Board of Directors annually reviews the audit and permissible non-audit services performed by Malone & Bailey, PC, and reviews and approves the fees charged by Malone & Bailey, PC. Our Board of Directors has considered the role of Malone & Bailey, PC in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services was compatible with the maintenance of Malone & Bailey, PC's independence in the conduct of its auditing functions.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)     The  following  Exhibits  are  filed  as  part  of  this  report.

Exhibit  No.     Description
------------     -----------

2.1 Stock Acquisition and Reorganization Agreement between us and Segway II Corp. dated April 26, 2000 is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on April 28, 2000, Exhibit 2.1.
2.2 Share Exchange Agreement by and between us and AvStar Aviation Services, Inc. is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on February 25, 2009, Exhibit 2.1.
3.1 Articles of Incorporation, as amended through April 28, 2000, are incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on April 28, 2000, Exhibit 3.1.
3.2 Articles of Amendment dated February 5, 2001 to Articles of Incorporation is incorporated herein by reference to Amendment No. 1 (filed with the SEC on March 2, 2001) to our Registration Statement on Form S-1 (SEC File No. 333-55220), Exhibit 3.1.
3.3 Articles of Amendment to Articles of Incorporation filed with the Secretary of State of Colorado on October 3, 2003 - filed herewith.
3.4 Articles of Amendment to Articles of Incorporation filed with the Secretary of State of Colorado on July 21, 2005 - filed herewith.
3.5 Articles of Amendment to Articles of Incorporation creating the Company's Series A Preferred Stock is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on February 25, 2009, Exhibit 3.1.
3.6 By-laws are incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on April 28, 2000,
        Exhibit 3.2.
10.1 $235,000 principal amount note dated November 22, 2006 issued by AvStar Aviation Services, Inc. (AvStar") to TexCom, Inc. - filed herewith.
10.2 Modification agreement regarding promissory note dated November 22, 2006 - filed herewith.
10.3    Pledge  of  Shares  of  Stock dated November 17, 2006 - filed herewith.
10.4 Hangar Sublease dated May 1, 2007 between AvStar and French Valley Aviation, Inc. - filed herewith.
14.1 Code of Ethics is incorporated herein by reference to Annual Report on Form 10-KSB for the year ended December 31, 2005 (SEC File No. 0-30503),
        Exhibit 14.1.
21.1    Subsidiaries  -  filed  herewith.
31.01   Sarbanes  Oxley  Section  302  Certifications  -  filed  herewith
32.01   Sarbanes  Oxley  Section  906  Certifications  -  filed  herewith

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PANGEA  PETROLEUM  CORP.

                                 By:     /s/ Russell Ivy
                                         ---------------
                                         Russell  Ivy
                                         Chief Executive Officer & President
Date:   May  15,  2009

     In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/  Russell  Ivy
-----------------
Russell  Ivy
Director, Chief Executive Officer & President (Principal executive officer)
Date:   May15,  2009


/s/  Henry  A.  Schulle
-----------------------
Henry  A.  Schulle
Director
Date:   May  15,  2009

/s/  Gregory  H.  Noble
-----------------------
Gregory  H.  Noble
Director
Date:   May  15,  2009

/s/  James  H.  Short

James  H.  Short
----------------
Director
Date:   May  15,  2009

/s/  Robert  Wilson
-------------------
Robert  Wilson
Vice President and Chief Financial Officer (Principal financial and accounting officer)
Date:   May  15,  2009