Form 10-K/A
period 2008-12-31
PANGEA PETROLEUM CORP
filed 2009-05-18
CIK 1077319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1
(MARK ONE)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008


[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                    TO

                         COMMISSION FILE NUMBER 0-30503
                                                -------

                             PANGEA PETROLEUM CORP.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               COLORADO                              76-0635938
    (State or other jurisdiction      (I.R.S. Employer Identification No.)
    of incorporation or organization)


    3600 GESSNER, SUITE 220, HOUSTON, TEXAS            77063
     (Address of principal executive offices)        (Zip Code)

                   ISSUER'S TELEPHONE NUMBER:  (281) 710-7103

      SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                    ---------------------------------------
                                (Title of Class)

     Indicate  by  check mark if the registrant is a well-known seasoned issuer,
as  defined  in  Rule  405  of  the  Securities  Act.  Yes     No

Indicate  by  check  mark  if  the  registrant  is  not required to file reports
pursuant  to  Section  13  or  Section  15(d)  of  the Exchange Act.  Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes   No

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

None.

               AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

                                EXPLANATORY NOTE

     We are filing this Amendment No. 1 (the "Amendment") to our Annual Report on Form 10-KS for the fiscal year ended December 31, 2008 (the "Annual Report") to amend and restate Item 8 captioned "Financial Statements and Supplementary Data" in its entirety. This amendment and restatement adds the results of our financial performance for fiscal 2007. The results of our financial performance for fiscal 2008 have not changed. A slight change in the footnotes to the financial statements to delete a reference to the anticipated filing of this Amendment has been deleted. Other than for these changes, the Annual Report is not being amended in any respect.

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (placecountry-regionUnited States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


May 1, 2008
Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

May 1, 2008

                           PANGEA PETROLEUM CORP
                              BALANCE SHEET

                        ASSETS
                                                               December 31
                                                              2008     2007
 Current assets
Cash                                                          2,595      2,718
Accounts receivable                                           1,844          0
                                                              ----------------

                  Total Current Assets                        4,439      2,718

Property and equipment:
   Proven oil and gas properties (successful efforts
     method), net of accumulated depletion of $143,978       28,734     40,478
   Unproven oil and gas properties (successful effort
     method)                                                152,000    171,462
                                                            ------------------

                  Total Fixed Assets                        180,734    211,940
                                                            ---------- -------
                  Total assets                          $   185,173    214,658
                                                        ======================

     LIABILITIES AND STOCKHOLDERS' DEFICIT

     Current liabilities
Accounts payable                                             43,595     21,535
Credit Card Payable                                          18,374          0
Accrued interest payable to related parties                  79,090    126,730
Notes payable to related parties                             11,500    528,041
Notes Payable                                                     -     15,507
Stock Payable                                                     -     21,680
                                                             -----------------

                  Total current liabilities                 152,559    713,493

Long term debt to related parties                           659,771      5,000
Asset Retirement Obligations                                  8,193      8,193
                                                           -------------------

                  Total liabilities                         820,523    726,686
                                                            ------------------

     Stockholders' deficit:
Preferred stock: $.001 par value; 10,000,000
   shares authorized, none issued and outstanding                 -          -
Common stock: $.001 par value; 500,000,000
   shares authorized; 365,499,544 shares
   issued and outstanding                                  365,499     306,340
Additional paid-in capital                              18,521,904  18,373,829
Accumulated deficit                                    (19,522,753)(19,192,197)
                                                       -----------------------

                Total stockholders' deficit               (635,350)   (512,028)
                                                       -----------------------

         Total liabilities and stockholders' deficit       185,173     214,658
                                                       =======================

                          PANGEA PETROLEUM CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Year ended December 31, 2008



                                                             2008      2007


     Oil and gas revenue                                  29,404      53,447

     Costs and expenses:
     Lease operating expenses                             19,154      22,124
     Production tax                                        1,864       2,981
     Selling, general and administrative,
       including stock based compensation                211,589     306,150
     Dry hole costs                                             -         282
     Impairment of oil and gas properties                 42,926      26,634
     Plug and abandonment costs                                -           -
     Depletion and depreciation                            5,335      33,236
     Gain/Loss on sale of assets                               -         562
                                                       ---------------------
                              Total costs and expenses   280,869     392,969
                                                       ----------------------
                                  Loss from operations  (251,465)   (339,522)

     Other income and (expenses):
     Interest expense                                    (79,090)    (63,457)
     Settlement income                                         -           -
                                                      ----------------------
                                  Net loss              (330,555)   (402,979)
                                                      ======================

     Weighted average common shares outstanding      298,865,393 298,865,393

     Basic and diluted net loss per common share              (0)         (0)

                          PANGEA PETROLEUM CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      For the Year ended December 31, 2008



                                    Additional                          Total
                     Common Stock   Paid-In  Accumulated  Deferred Stockholders'
                   Shares   Amount  Capital   Deficit    Compensation   Deficit

Balance at December
  31, 2005      222,676,886 222,677 17,257,178 (17,778,287)            (298,432)
Common stock
  issued for
  cash           13,700,000  13,700    171,300                          185,300
Common stock
  issued for
  exercise of
  cashless
  warrants        2,296,434   2,296     (2,296                                0
Common stock
  issued to
  compensate
  employees and
  consultants    34,239,244  39,240    585,881                (4,247)   615,874
Common stock
  issued for
  Asset Purchase
  Agreement      20,000,000  20,000    150,000                          170,000
Cancellation of
  shares under
  Securities
  Purchase
  Agreement dated
  December 31,
  2001         (11,653,998) (11,654)    11,654                                0
Net loss                                         (1,010,931)         (1,010,931)
                ---------------------------------------------------------------
Balance at
  December 31,
  2006         281,258,566  281,259 18,173,717  (18,789,218)  (4,247)  (338,489)

Common stock
  issued to
  compensate
  employees and
  consultants  25,080,978    25,081    200,112                 4,247    229,440
Net loss                                           (402,979)           (402,979)
               ----------------------------------------------------------------
Balance at
   December 31,
   2007       306,339,544   306,340 18,373,829  (19,192,197)      $0   (512,028)

Stock issued for
  compensation 49,160,000   49,160      49,160                   0      175,234

Common Stock issued
  for property
  acquisition  10,000,000   10,000      10,000                           32,000

Net (Income) / Loss                               (330,555)            (330,555)
               -----------------------------------------------------------------
Balances as of
  December 31,
  2008        365,499,544  365,500  18,432,989 (19,522,753)      0     (635,350)
              ==================================================================

                         PANGEA PETROLEUM CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Year ended December 31, 2008


                                                            2008       2007

Cash flows from operating activities:
Net loss                                                  (330,555)   (402,979)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
   Depletion and depreciation expense                        5,335      33,236
   Impairment of oil and gas properties                     42,926      23,634
   Dry hole expense                                              -           -
   Plug and abandonment costs                                    -           -
   Stock-based compensation                                (10,180)    251,120
Changes in assets and liabilities:
     Accounts receivable                                    (1,844)    (15,079)
     Prepaid expenses                                            -           -
     Payroll taxes refundable                                    -       7,131
     Accounts payable and accrued liabilities               (7,206)     63,917
     Other                                                       0         250
                                                         ---------------------
               Net cash (used in) operating activities    (301,524)    (38,770)

Cash flows (used in) investing activities:
Capital and exploratory expenditures                       (32,000)    (17,202)


Cash flows from financing activities:
Proceeds from the sale of common stock                     206,671           0
Proceeds from notes payable                                126,730       5,000
                                                         ---------------------

             Net cash provided by financing activities     333,401       5,000
                                                         ---------------------
                  Net change in cash and cash equivalents     (123)    (50,972)

Cash and cash equivalents at beginning of year               2,718      53,690
                                                         ---------------------
                Cash and cash equivalents at end of year     2,595       2,718
                                                         =====================

Supplemental Disclosures:
Cash paid for interest                                                       0
Cash paid for income taxes                                                   0
Noncash investing and financing activities:
Oil and gas property acquired with common stock issuance                     0
Cashless exercise of warrants                                                0
Cancellation of shares                                                       0
Assumptions of debt associated with oil & gas property                  33,961
Seller financed purchase of O&G properties                               7,515
Payoff of debt with oil and gas revenues,,,,,,,,,,,,,,,,,,,,,,,,,,,,,,,,,8,980

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

                                                     OIL               GAS
 QUANTITY OF OIL AND GAS RESERVES                   (BBLS)            (MCF)

Total proved reserves at December 31, 2006            75              35,743

Discoveries and Purchase Property                  1,410                 181
Production                                          (147)             (2,682)
Revision of previous estimates                      (276)            (28,296)
Sales of Property                                      -                   -
                                                   -------------------------
Total proved reserves at December 31, 2007         1,062               4,946

Discoveries and Purchase Property                      -               5,585
Production                                          (452)             (2,670)
Revision of previous estimates                       153              (2,903)
Sales of Property                                      -                   -
                                                   -------------------------
Total proved reserves at December 31, 2008           763               4,958
                                                   =========================

Proved developed reserves:

December 31, 2008                                    763               4,958
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

                                    PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)     The  following  Exhibits  are  filed  as  part  of  this  Amendment.

Exhibit  No.     Description
------------     -----------

31.01     Sarbanes  Oxley  Section  302  Certifications  -  filed  herewith
-----     -----------------------------------------------------------------
32.01     Sarbanes  Oxley  Section  906  Certifications  -  filed  herewith
-----     -----------------------------------------------------------------


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PANGEA  PETROLEUM  CORP.
------------------------
                            By:     /s/ Russell Ivy
Russell  Ivy
Chief Executive Officer & President
Date:   May  18,  2009