Form 10-Q
period 2009-03-31
PANGEA PETROLEUM CORP
filed 2009-05-20
CIK 1077319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31,009


[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 for the transition period from         to

                         Commission file number 0-30503
                                                -------

                             PANGEA PETROLEUM CORP.
             (Exact Name of Registrant as Specified in Its Charter)

                  Colorado                    76-0635938
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
         incorporation of organization)


                 3600 Gessner, Suite 220, Houston, Texas 77063
                    (Address of principal executive offices)

                                 (281) 710-7103
                        (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the  registrant  was  required  to  submit  and  post  such  files).  Yes   No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer     [ ]     Accelerated filer        [ ]

Non-accelerated filer       [ ]     Smaller reporting company [X]
(Do  not  check  if  smaller  reporting  company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [} No [X]

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the latest practicable date:    390,499,544 common shares as of
May  19,  2009

                         PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  BALANCE SHEET
                                PANGEA PETROLEUM CORP.
                              Period End: March 31, 2009


                                                 March 31,       December 31,
                                                   2009              2008
                ASSETS

Current assets
     Cash                                           2,471           2,595
     Accounts receivable                           50,533           1,844
     Prepaid expenses                              10,139
     Inventory                                     44,262
                                                  -----------------------
     Total Current Assets                         107,405           4,439

Property and equipment:                            25,263
Proven oil and gas properties (successful
   efforts method), net of accumulated
   depletion of $144,723                           27,989           28,734
Unproven oil and gas properties (successful
   efforts method)                                152,000          152,000
                                                  ------------------------
     Total Fixed Assets                           205,252          180,734

Investment in subsidiary                           10,000
                                                 -------------------------
     Total assets                                 322,657          185,173
                                                 =========================

                        PANGEA PETROLEUM CORP
                            BALANCE SHEET
                      Period End: March 31, 2009


                                                  March 31,     December 31,
                                                    2009           2008

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable                              58,843           43,595
     Credit card payable                           18,374           18,374
     Other current liabilities                     65,944
     Accrued interest payable to related parties   99,197           79,090
     Notes payable to related parties              24,753           11,500
     Notes payable                                      -
     Stock payable                                      -
                                                 -------------------------
     Total current liabilities                   267,111           152,559

Long term debt to related parties                659,771           659,771
Asset retirement obligations                       8,193             8,193
                                                 -------------------------
     Total liabilities                           935,075           820,523


Stockholders' deficit:
     Preferred stock: $.001 par value;
       1,000,000 shares authorized,               10,000
       none issued and outstanding
     Common stock: $.001 par value;
       500,000,000 shares authorized;
       390,499,544 shares issued and
       outstanding                               390,499           365,499
     Additional paid-in capital               18,521,904        18,521,904
     Accumulated deficit                     (19,534,821)      (19,522,753)
                                             -----------------------------
     Total stockholders' deficit                (612,418)         (635,350)

 Total liabilities and stockholders' deficit     322,657           185,173
                                             =============================

                        PANGEA PETROLEUM CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                     Three Months Ended     Three Months Ended
                                           March 31             March 31
                                             2009                 2008

Oil and gas revenue                          $2,672             $7,567
Income from subsidiary operations           172,722
                                     ---------------------------------
Total revenue                               175,394              7,567

Costs and expenses:
Cost of goods sold by subsidiary            107,797
Lease operating expenses                        787              2,662
Production taxes                                146                465
Dry hole costs                                    -                  -
Depreciation and depletion                      745             13,515
Selling, general and administrative, including
stock based compensation                    108,432             86,549
                                            --------------------------

Total costs and expenses                    217,907            103,191
                                            --------------------------
Loss from operations                        (42,513)           (95,624)

Other (expenses):
Interest expense                            (20,107)           (19,589)
                                           ---------------------------
Net loss                                   $(62,620)         $(115,213)
                                           ===========================

Basic and diluted net loss per common share  $(0.00)            $(0.00)

Weighted average common shares
   outstanding                          365,499,544        306,451,893

                             PANGEA PETROLEUM CORPORATION
                  UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       for the three months ended March 31, 2009 and 2008
                                         (Unaudited)

                                     Three Months Ended     Three Months Ended
                                          March 31               March 31
                                             2009                  2008

Cash flows from operating activities:
Net loss                                    $(62,620)          $(115,213)
Adjustments to reconcile net loss to net cash
used in operating activities                  57,185             112,502
                                     -----------------------------------
Net cash used in operating activities         (5,425)             (2,711)

Cash flows from investing activities:
Capital and exploratory expenditures               -                   -

Cash flows from financing activities:
Repayment of debt                                  -                   -
                                     -----------------------------------
Net cash used in financing activities              -                   -
                                     -----------------------------------
Net decrease in cash and cash equivalents     (4,690)             (2,711)

Cash and cash equivalents at beginning
   of period                                   8,998               2,718
                                    ------------------------------------
Cash and cash equivalents at end of
   period                                     $4,308                  $7
                                    ====================================

Supplemental Disclosures:
Cash paid for interest                            $-                  $-
Cash paid for income taxes                         -                   -
Noncash investing and financing
   activities:
      Oil and gas property acquired
      with common stock issuance             $32,000             $32,000

                          PANGEA PETROLEUM CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      For the Year ended December 31, 2008



                 Preferred                  Additional                  Total
                  Stock       Common Stock   Paid-In   Accumulated Stockholders'
                 Shares       Shares   Amount  Capital   Deficit     Deficit

Balances as of
  December 31,
  2008                     365,499,544 365,500 18,432,989 (19,522,753) (635,350)

Stock issued
   for
   services                 25,000,000  25,000     25,000                17,500

Preferred stock
issued to acquire
San Diego
Airmotive        1,000,000              10,000                           10,000

Net loss                                                      (62,620)  (62,620)
                 --------------------------------------------------------------
Balance at March
   31,2009       1,000,000 390,499,544 400,000 18,457,989 (19,585,373) (612,418)
              ==================================================================

                             PANGEA PETROLEUM CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.         BASIS OF PRESENTATION
           ---------------------

The accompanying unaudited interim consolidated financial statements of Pangea Petroleum Corp., a Colorado corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Pangea's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, December 31, 2008, as reported in Form 10-K, have been omitted.


2.          GOING CONCERN CONSIDERATIONS
            ----------------------------

Since its inception, Pangea has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide cash resources to sustain its operations. During the three months ended March 31, 2009 and 2008, Pangea reported net losses of $43,956 and $115,213 respectively. These conditions raise substantial doubt about Pangea's ability to continue as a going concern.

Pangea has developed a multi-step plan and has taken actions to improve its financial position and deal with its liquidity problems. The final steps of the plan are still being developed, but may include additional private placements of Pangea's common stock, and/or exploration efforts, and efforts to raise additional debt financing or equity investments. There can be no assurance that any of the plans developed by Pangea will produce cash flows sufficient to ensure its long-term viability as a going concern.

Pangea's long-term viability as a going concern is dependent on certain key factors, as follows:

       * Pangea's ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

       * Pangea's ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.


3.          STOCKHOLDERS'  EQUITY
            ---------------------

During the three months ended March 31, 2009, Pangea issued 25 million shares of our common stock to Sage Office Services, an entity controlled by Mary Pollock Merritt, daughter of a person who served as our chief executive officer during a part of 2009. This stock issuance was in consideration of services previously rendered having an aggregate value of approximately $17,500.



4.          RELATED  PARTY  TRANSACTIONS
            ----------------------------

Notes payable to related parties consist of the following at March 31, 2009:

      Note  payable  to  Mary  Pollock,  daughter  of  the  chief executive  officer.  This  note  bears  interest  of  12%
      per  year  and  became  due  on  December   31,  2008.
      These  notes  are  not  collateralized.                    $     146,691

      Notes  payable  to  Charles  Pollock,  the  Chief  Executive
      Officer  and  a  significant  stockholder  of  the  Company.
      This  note  bears  interest  of  12%  per  year,  and  became
      due on  December 31, 2008. These notes are not collateralized.   400,911

      Notes  payable  to  Mark  Weller,  the  Chief  Operating
      Officer  and  a  significant  stockholder  of  the  Company.
      This  note  bears  interest  of  12%  per  year,  and  became
      due on  December 31, 2008. These notes are not collateralized.   112,169
                                                                     ---------

                                                                   $   659,771
                                                                   ===========

The above consists of renewed promissory notes extending the maturity dates from the original due date of December 31, 2008,which combined prior principal and accrued interest into principal amount of new debt. Accrued interest payable to related parties of $20,107 at March 31, 2009 represents interest accrued on the above notes payable to related parties. We are currently starting negotiations to satisfy these amounts.

5.       Current  events

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS.

              CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

GENERAL

     We have historically been an independent energy company focused on exploration and development of oil and natural gas reserves, whose core business was directed to the development of oil and gas prospects in proven onshore production areas. In February 2009, we adopted a significant change in our corporate direction. We have decided to focus our efforts on acquiring aviation related businesses and developing these businesses to their commercial potential.

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

     Since our inception, we have recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended March 31, 2009, we reported a loss of $62,620 compared to a loss of $115,213 reported for the three months ended March 31, 2008.

     Our long-term viability as a going concern depends on certain key factors, as follows:

    * Our ability to continue to obtain sources of outside financing to allow us to continue to business operations.

    * Our ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

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

RESULTS  OF  OPERATIONS

   Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008
   -------------------------------------------------------------------------

     The net loss of $62,620 for the three months ended March 31, 2009 decreased by $52,593 from the net loss of $115,213 for the three months ended March 31, 2008. We generated revenue from the participation in ongoing oil and gas wells in the amount of $2,672 for the three months ended March 31, 2009, compared to $19,835 in revenue for the three months ended March 31, 2008. This revenue decrease resulted from a decrease in production. Total assets decreased to $322,657 at March 31, 2009 compared to $239,988 at March 31, 2008. This decrease is primarily reflected in a decrease in oil and gas properties and by the decrease in cash to $7 at March 31, 2009 compared to $28,241 at March 31, 2008.

     Total liabilities at March 31, 2009 were $935,075 compared to $808,929 at March 31, 2008. The increase in liabilities is primarily due to an increase in accrued liabilities related to accrued interest on notes payable and increased debt related to the Blue Ridge field in Ft. Bend County, Texas.

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

OFF-BALANCE SHEET ARRANGEMENTS

     We have no off balance sheet arrangements.

ITEM 4T. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period of this report, our principal executive and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. We have concluded, based on that evaluation, that, as of such date, the disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Although the evaluation did not detect any material weaknesses in our system of internal accounting controls over financial reporting, management identified significant deficiencies with respect to the timely public reporting of events requiring such reporting. We are instituting corrective action to ensure that such events are timely reported publicly. Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of the end of the period of this report, and the significant deficiencies described above, we believe that the consolidated financial statements included in this report correctly present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

LIMITATIONS ON EFFECTIVENESS OF CONTROLS AND PROCEDURES

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within we have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

CHANGES  IN  INTERNAL  CONTROLS  OVER  FINANCIAL  REPORTING

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II  OTHER INFORMATION

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

ITEM 6.  EXHIBITS.

     (a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number       Description

31.01 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.02 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.01        Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.
32.02        Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PANGEA PETROLEUM CORP.
                                     (Registrant)


                                     By:     /s/Russell Ivy
                                             ---------------
                                             Russell Ivy,
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                     By:     /s/ Robert Wilson
                                             -----------------
                                             Robert Wilson,
                                             Vice President and Chief Financial
                                               Officer
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)
May 20, 2009