Form 10-Q
period 2009-06-30
PANGEA PETROLEUM CORP
filed 2009-08-24
CIK 1077319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2009


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


                 3600 GESSNER, SUITE 220, HOUSTON, TEXAS 77063
                    (Address of principal executive offices)

                                 (713) 710-7103
                        (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer       [ ]           Accelerated filer [ ]

Non-accelerated filer         [ ]           Smaller reporting company [X]
(Do  not  check  if  smaller  reporting  company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the latest practicable date:    390,499,544 common shares as of
August  20,  2009

                         PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                            PANGEA PETROLEUM CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                     June 30,     December 31,
                                                       2009            2008
ASSETS

Current assets:
     Cash                                           $     2,090    $   2,595
     Accounts receivable                                 54,164        1,844
     Prepaid expenses                                     8,301

Property and equipment:
     Oil and gas properties (successful efforts
     method net of accumulated depletion of
     $143,234 and $138,642)                              44,262       28,734
     Unproven oil and gas properties (successful
     efforts method)                                    205,252      152,000
                                                    ------------------------

Total property and equipment                            197,214      180,734

Investment in subsidiary                                100,000
Goodwill                                                287,754
                                                    ------------------------
Total assets                                        $   701,823    $ 185,173
                                                    ========================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                    $     69,559   $ 43,595
Credit card payable                                                  18,374
Other current liabilities
   Accrued interest payable to related parties            96,174     79,090
   Notes payable - other                                  24,753
   Notes payable to related parties                       99,197     11,500
                                                    -----------------------

Total current liabilities                                289,683    152,559

Long-term debt to related parties                        659,771    659,771
Asset retirement obligations                                          8,193
                                                    -----------------------
Total liabilities                                   $    949,454    820,523

Stockholders' deficit:
Preferred stock: $.001 par value; 10,000,000
shares authorized, none issued and outstanding          100,000           -
Common stock: $.001 par value; 500,000,000
shares authorized; 355,279,544 and 306,339,544
shares issued and outstanding at June 30, 2008
and December 31, 2007, respectively                     390,499     365,499
Additional paid-in capital                           18,521,904  18,521,904
Accumulated deficit                                 (19,260,034)(19,522,753)
                                                    -----------------------
Total stockholders' deficit                            (247,631)   (635,350)
                                                    -----------------------
Total liabilities and stockholders' deficit        $    701,823     185,173
                                                    ========================

                          PANGEA PETROLEUM CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                Three Months Ended          Six Months Ended
                                      June 30,                  June 30,
                               2009          2008         2009       2008

Oil and gas revenue        $   1,623   $   14,292      $   4,295   $    21,860
Revenue from aviation
   operations                163,601                     336,324
                           ---------------------------------------------------
Total revenue                165,224       14,292        340,619        21,860

Costs and expenses:
Cost of goods sold            93,546                     202,804
Lease operating expenses                    5,024                        7,687
Production taxes                              813            146         1,279
Dry hole costs                     -            -              -             -
Depreciation, depletion and
   amortization                             1,004            745         4,592
Impairment                                 42,696                       42,696
Selling, general and
  administrative
  expenses                    83,183      119,451        198,738       215,927
                           ---------------------------------------------------

Total costs and expenses     176,729      168,988        402,433       272,181
                           ---------------------------------------------------
Loss from operations         (11,505)    (154,696)       (61,814)     (250,321)

Other income and (expenses):
   Other income                    -            -              -             -
   Interest expense                       (19,590)                     (39,178)
                           ---------------------------------------------------
Net loss                   $  (11,505)  $(174,286)    $  (61,814)   $ (289,499)
                           ===================================================

Basic and diluted net loss per common
   share                   $    (0.00)  $   (0.00)    $    (0.00)   $    (0.00)

Weighted average common
  shares                  390,499,544 337,638,006    390,499,544   327,100,643

                          PANGEA PETROLEUM CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     for the Six months ended June 30, 2009
                                  (Unaudited)



                    Preferred               Additional  Accumu-    Stockholders'
                     Stock                   Paid-In    lated       Equity
                    Shares    Amount        Capital     Deficit    (Deficit)

Balance at December
  31, 2008                  $  365,500  $ 18,521,903 $ (19,522,753)  $ (635,350)

Acquisition of San
  Diego Airmotive   100,000                                324,533

Common stock
  issued to
  services                      25,000             -             -       25,000

Net loss                                             -      (61,814)    (61,814)
                ---------------------------------------------------------------

Balance at June
  30, 2009          100,000 $  390,500  $ 18,521,904 $  (19,260,034)  $(247,631)
               ================================================================

                         PANGEA PETROLEUM CORPORATION
              UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 2009 and 2008
                               (Unaudited)


                                                          2009          2008


Cash flows from operating activities:
Net loss                                             $   (81,922) $  (289,499)
Adjustments to reconcile net loss to net cash
  used in operating activities                           (24,520)     276,753

Net cash used in operating activities                     49,268      (12,746)

Cash flows from investing activities:
Capital and exploratory expenditures                           -            -

Cash flows from financing activities:
Repayment of debt
Borrowing of debt                                         25,000      11,500
                                                      ----------------------
Net cash provided by (used in) financing activities       25,000      11,500
                                                      ----------------------
Net increase/(decrease) in cash and cash equivalents      (6,908)     (1,246)

Cash and cash equivalents at beginning of period           8,998       2,718
                                                     -----------------------
Cash and cash equivalents at end of period           $     2,090  $    1,472
                                                     =======================

Supplemental Disclosures
Cash paid for interest                               $         -  $        -
Cash paid for income taxes                                     -           -
Non Cash Disclosures
Assumptions of debt associated with Oil & Gas Property         -           -
Seller Financed purchase of O&G properties                     -           -
Oil and gas property acquired with common stock issuance              32,000

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

2. GOING CONCERN CONSIDERATIONS

Since its inception, Pangea has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide cash resources to sustain its operations. During the three months ended June 30, 2009 and 2008, Pangea reported net losses of $11,505 and $174,286 respectively. These conditions raise substantial doubt about Pangea's ability to continue as a going concern.

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

3. STOCKHOLDERS' EQUITY

There was no change in stockholders' equity as there was no stock issuance in the second quarter of 2009.

4. RECENT EVENTS

The Company entered into a Share Exchange Agreement fully executed on February 20, 2009 (the "Exchange Agreement") by and between the Company and AvStar Aviation Services, Inc. ("AvStar"), providing for the Company's acquisition of all of the outstanding common stock in San Diego Airmotive ("SDA"), which (through its predecessor entity) has been providing maintenance, repair and overhaul ("MRO") services in California since 1987. In connection with this acquisition, the Company issued to AvStar, the prior owner of SDA, 1,000,000 shares of the Company's newly-created series A preferred stock ("Series A Preferred Stock"), which shares constitute in the aggregate approximately 92.8% of outstanding economic interest and voting power in the Company. All descriptions of the share exchange contained herein and all references to the terms, provisions and conditions of the Exchange Agreement are qualified in their entirety by reference to the Exchange Agreement which was detailed in the 8-K filed on February 25, 2009.

5.  RELATED  PARTY  TRANSACTIONS.

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

6.  SUBSEQUENT EVENTS

On August 19, 2009 at a special meeting, the stockholders of Pangea Petroleum Corporation (the "Company") approved all five proposed amendments to the Company's Articles of Incorporation and a sixth proposal that calls for such Articles of Incorporation (as amended heretofore or at the meeting) to be restated in a single document. The principal effects of these amendments involve the change of the Company's corporate name to "AvStar Aviation Group, Inc." and a one-for-100 reverse stock split of the Company's common stock. One consequence of the reverse stock split will be the conversion of all outstanding shares of Series A Preferred Stock into shares of common stock, thereby simplifying the Company's capitalization. Moreover, another consequence will be the creation of additional authorized but unissued common shares for general corporate use. Several more technical amendments will modernize the Company's Articles of Incorporation. The Company is currently working with relevant regulators to complete the name change and reverse stock split.

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

Our new business plan is to acquire, consolidate and grow businesses in the general aviation industry. We have adjusted our future goals and will place our primary focus on the acquistion of a portfolio of fixed base operations (FBOs) at airports that support light jet traffice along with turbine powered and piston engine aircraft. We believe that the time is here to invest in this sector. It is both a combination of the economic trends, consumer confidence and valuation levels as well as new technological innovations that have just started to impact this sector that makes our prospects of growing a portfolio of FBO businesses compelling. These facilities will be supported by our maintenance, repair and overhaul (MRO) of aircraft providing products and services for the general aviation sector. We believe that since September 11, 2001, both private air transportation and the number of aircraft owned by both individuals and business have dramatically increased. Each of these sectors, in addition to routine maintenance, has mandated a number of inspections by the FAA that are commonly included in traditional MRO services.

Our recently acquired, wholly owned subsidiary, San Diego Airmotive ("SDA"), has been operating (through its predecessor entity) as an MRO for approximately 22 years. SDA historically provided MRO services for single and multi-engine aircraft. As capital is available to us, we intend to grow our business through the expansion of our existing MRO business as well as by acquisitions of fixed base operaions (FBOs), expansion of our existing MRO, charter operations and other operational aircraft related businesses.

Since our inception, we have recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended June 30, 2009, we reported a loss of $11,505 compared to a loss of $174,286 reported for the three months ended June 30, 2008.

Our long-term viability as a going concern depends on certain key factors, as follows:

* Our ability to continue to obtain sources of outside financing to allow us to continue to business operations.
* Our ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

On August 19, 2009 at a special meeting, the stockholders of Pangea Petroleum Corporation (the "Company") approved all five proposed amendments to the Company's Articles of Incorporation and a sixth proposal that calls for such Articles of Incorporation (as amended heretofore or at the meeting) to be restated in a single document. The principal effects of these amendments involve the change of the Company's corporate name to "AvStar Aviation Group, Inc." and a one-for-100 reverse stock split of the Company's common stock. One consequence of the reverse stock split will be the conversion of all outstanding shares of Series A Preferred Stock into shares of common stock, thereby simplifying the Company's capitalization. Moreover, another consequence will be the creation of additional authorized but unissued common shares for general corporate use. Several more technical amendments will modernize the Company's Articles of Incorporation. The Company is currently working with relevant regulators to complete the name change and reverse stock split.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of the financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the placecountry-regionUnited States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

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

RESULTS OF OPERATIONS

Financial results for the quarter and half-year ended June 30, 2009 are not directly comparable to financial results for the equivalent periods ended June 30, 2008. During the first half of 2008, the Company had only limited participation interests in various oil and gas wells. During the first quarter of 2009, the Company completed the acquisition of San Diego Airmotive ("SDA"), which provides maintenance, repair and overhaul ("MRO") services of aircraft in California. This acquisition greatly affected the financial results for the second quarter and first half of 2009 compared to the financial results for the equivalent periods of 2008.

    QUARTER ENDED JUNE 30, 2009 COMPARED TO THE QUARTER ENDED JUNE 30, 2008
    -----------------------------------------------------------------------

     Revenues. Revenues for the second quarter 2009 were $165,224, consisting of $163,601 in revenues from aviation operations from SDA and $1,623 in oil and gas revenues. These revenues represent a great increase from revenues for the second quarter 2008 of $14,292, which resulted solely from oil and gas interests, inasmuch as the Company did not own SDA at any time during 2008. The decrease in oil and gas revenues from the second quarter of 2008 to the second quarter of 2009 resulted from a decrease in production and a decline in oil and gas prices.

     Expenses. Costs and expenses increased to $176,729 in the second quarter 2009 from $168,988 in the second quarter 2008. This increase in costs and expenses reflects $93,546 in costs of goods sold in the second quarter 2009 from SDA's operations (while the Company had no costs of goods sold in the second quarter 2008), with the increase being offset by the absence in the second quarter 2009 of certain costs and expenses relating to oil and gas operations that were incurred during the second quarter 2008, particularly a $42,696 impairment charge during the second quarter 2008. Moreover, selling, general and administrative expenses declined to $83,183 in the second quarter 2009 from $119,451 in the second quarter 2008. Furthermore, the Company had interest expense in the amount of $19,590 during the second quarter 2008 with no such expense during the second quarter 2009.

     Net Loss. As a result of the considerable increase in revenues and the comparative small increase in expenses, the net loss of $11,505 for the second quarter 2009 represents a decrease of $162,781 from the net loss of $174,286 for second quarter 2008.

 SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008
 -----------------------------------------------------------------------------

     Revenues. Revenues for the first half 2009 were $340,619, consisting of $336,324 in revenues from aviation operations from SDA and $4,295 in oil and gas revenues. These revenues represent a great increase from revenues for the first half 2008 of $21,860, which resulted solely from oil and gas interests, inasmuch as the Company did not own SDA at any time during 2008. The decrease in oil and gas revenues from the first half of 2008 to the first half of 2009 resulted from a decrease in production and a decline in oil and gas prices.

     Expenses. Costs and expenses increased to $402,433 in the first half 2009 from $272,181 in the first half 2008. This increase in costs and expenses reflects $202,804 in costs of goods sold in the first half 2009 from SDA's operations (while the Company had no costs of goods sold in the first half
2008), with the increase being offset by the absence in the first half 2009 of certain costs and expenses relating to oil and gas operations that were incurred during the first half 2008, particularly a $42,696 impairment charge during the first half 2008. Moreover, selling, general and administrative expenses declined to $198,738 in the first half 2009 from $215,927 in the first half 2008. Furthermore, the Company had interest expense in the amount of $39,178 during the first half 2008 with no such expense during the first half 2009.

     Net Loss. As a result of the considerable increase in revenues and the relatively smaller increase in expenses, the net loss of $61,814 for the first half 2009 represents a decrease of $227,685 from the net loss of $289,499 for first half 2008.

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

     We have outstanding the following notes that became due and payable at December 31, 2008 totaling $659,771 and related accrued interest of $98,313 as of June 30, 2009. We are currently starting negotiations to satisfy these amounts.

(a) Note payable to Mary Pollock Merritt, daughter of our former chief executive officer. This note bears interest at rates of 12% per year and became due on December 31, 2008. This note is not collateralized.
     The current outstanding balance on this note as of June 30, 2009 was $168,683.

(b) Note payable to Charles Pollock, our former chief executive officer and a significant stockholder of ours. This note bears interest of 12% per year and became due on December 31, 2008. This note is not collateralized. The current outstanding balance on this note as of June 30, 2009 was $461,015.

(c) Note payable to Mark Weller, our former president and a significant stockholder of ours. This note bears interest of 12% per year and became due on December 31, 2008. This note is not collateralized. The current outstanding balance on this note as of June 30, 2009 was $128,387.

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

There were no sales of Equity Securtities during the second quarter of 2009.

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

                                       PANGEA PETROLEUM CORP.
                                            (Registrant)


                                          By:   /s/Russell Ivy
                                                Russell Ivy,
                                                Chief Executive Officer
                                               (Principal Executive Officer)

                                          By:   /s/ Robert Wilson
                                                Robert Wilson,
                                                Vice President and Chief
                                                    Financial Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)
August 24, 2009