Form 10-Q
period 2009-09-30
AvStar Aviation Group, Inc.
filed 2009-11-18
CIK 1077319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the  quarterly period ended September 30, 2009


[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from       to

                         Commission file number 0-30503
                                                -------

                          AVSTAR AVIATION GROUP, INC.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the  registrant  was  required  to  submit  and  post  such  files).  Yes   No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No [X]

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the  latest practicable date:    53,904,995 common shares as of
November  12,  2009

                         PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                            AVSTAR AVIATION GROUP, INC.
                            CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                  September 30,     December 31,
                                                       2009            2008
ASSETS

Current assets:
     Cash                                           $     9,536    $   2,595
     Accounts receivable                                 19,299        1,844
     Prepaid expenses                                     8,301
     Parts and Inventory                                 44,262

Property and equipment:
     Oil and gas properties (successful efforts
     method net of accumulated depletion of
     $143,234 and $138,642)                              44,262       28,734
     Unproven oil and gas properties (successful
     efforts method)                                    149,474      152,000
                                                    ------------------------

Total property and equipment                            174,737      180,734

Investment in subsidiary                                 60,988
                                                    ------------------------
Total assets                                        $   317,123    $ 185,173
                                                    ========================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                    $     67,855   $ 43,595
Credit card payable                                                  18,374
Other current liabilities                                132,005
Accrued interest payable to related parties               99,197     79,090
Notes payable - other                                          0
Notes payable to related parties                               0     11,500
                                                    -----------------------

Total current liabilities                                299,057    152,559

Long-term debt to related parties                        659,771    659,771
Asset retirement obligations                                          8,193
                                                    -----------------------
Total liabilities                                   $    958,828    820,523

Stockholders' deficit:
Preferred stock: $.001 par value; 10,000,000
shares authorized, none issued and outstanding                 -          -
Common stock: $.001 par value; 500,000,000
shares authorized; 53,904,995 and 306,339,544
shares issued and outstanding at September 30, 2009
and December 31, 2008, respectively                     490,500     365,499
Additional paid-in capital                           18,521,904  18,521,904
Accumulated deficit                                 (19,654,109)(19,522,753)
                                                    -----------------------
Total stockholders' deficit                            (641,705)   (635,350)
                                                    -----------------------
Total liabilities and stockholders' deficit        $    317,123     185,173
                                                    ========================

                          AVSTAR AVIATION GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                Three Months Ended        Nine Months Ended
                                      June 30,             September 30,
                               2009          2008         2009       2008

Oil and gas revenue        $       -   $    4,945      $   4,295   $    26,805
Revenue from aviation
   operations                183,718                     519,913
                           ---------------------------------------------------
Total revenue                183,718        4,945        524,208        26,805

Costs and expenses:
Cost of goods sold           160,500                     363,304
Lease operating expenses                    1,626                        9,313
Production taxes                              415            146         1,693
Dry hole costs                     -            -              -             -
Depreciation, depletion and
   amortization               24,515          745         19,534         5,337
Impairment                                      -                       42,696
Selling, general and
  administrative
  expenses                    42,940       58,120        252,473       274,047
                           ---------------------------------------------------

Total costs and expenses     232,955       60,906        635,457       333,086
                           ---------------------------------------------------
Loss from operations         (49,237)     (55,961)      (111,249)     (306,281)

Other income and (expenses):
   Other income                    -          257              -           257
   Interest expense                       (19,804)       (20,107)      (58,983)
                           ---------------------------------------------------
Net loss                   $  (49,237)  $ (75,508)    $ (131,356)   $ (365,007)
                           ===================================================

Basic and diluted net loss per common
   share                   $    (0.00)  $   (0.00)    $    (0.00)   $    (0.00)

Weighted average common
  shares                   53,904,995 362,192,411     53,904,995   337,033,267

                           AVSTAR AVIATION GROUP, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     for the Nine months ended September 30, 2009
                                  (Unaudited)



                    Common                 Additional  Accumu-    Stockholders'
                     Stock                   Paid-In    lated       Equity
                    Shares    Amount        Capital     Deficit    (Deficit)

Balance at December
  31, 2008       365,499,544 $  365,500  $ 18,521,903 $ (19,522,753) $ (635,350)

Common stock
  issued to
  services        25,000,000     25,000             -             -      25,000

Common stock
  issued for
  property
  acquisition         10,000     10,000             -             -      10,000

Reverse stock
  split and
  conversion to
  common        (336,604,549)    90,000             -             -      90,000

Net loss                                             -     (131,356)   (131,356)
                ---------------------------------------------------------------

Balance at September
  30, 2009        53,904,995 $  490,500  $ 18,521,904 $  (19,654,109) $(641,705)
               ================================================================

                         AVSTAR AVIATION GROUP, INC.
              UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                for the nine months ended September 30, 2009 and 2008
                               (Unaudited)


                                                          2009          2008


Cash flows from operating activities:
Net loss                                             $  (131,355) $  (365,007)
Adjustments to reconcile net loss to net cash
  used in operating activities                           106,892      352,769

Net cash provided by operating activities                (24,463)     (12,238)

Cash flows from investing activities                           -            -

Cash flows from financing activities:
Common stock                                              25,000            -
                                                      -----------------------
Net cash provided by (used in) financing activities       25,000            -
                                                      ----------------------
Net increase/(decrease) in cash and cash equivalents         537     (12,238)

Cash and cash equivalents at beginning of period           8,998      11,500
                                                     -----------------------
Cash and cash equivalents at end of period           $     9,535  $     (738)
                                                     =======================

Supplemental Disclosures
Cash paid for interest                               $         -  $        -
Cash paid for income taxes                                     -           -
Non Cash Disclosures
Reclassification of accrued interest into
  principal                                                    -     126,730
Reclassification of long-term to short-term debt               -       5,000
Oil and gas property acquired with common stock issuance              32,000

                          AVSTAR AVIATION GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS  OF  PRESENTATION

The accompanying unaudited interim consolidated financial statements of AvStar Aviation Group, Inc. (the "Company"), a Colorado corporation formerly known as "Pangea Petroleum Corp.," have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the "SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company 's latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, December 31, 2008, as reported in the Company 's latest Annual Report on Form 10-K, have been omitted.

2.     GOING  CONCERN  CONSIDERATIONS

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide cash resources to sustain its operations. During the three months ended September 30, 2009 and 2008, the Company reported net losses of $ 22,640 and $ 75,508, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has developed a multi-step plan and has taken actions to improve its financial position and deal with its liquidity problems. The final steps of the plan are still being developed, but may include additional private placements of the Company's common stock, and efforts to raise additional debt financing or equity investments. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability as a going concern.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

     * the Company's ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.
     * the Company's ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

3.     STOCKHOLDERS'  EQUITY

There was no change in stockholders' equity as there was no stock issuance in the third quarter of 2009.

4.     RECENT  EVENTS

The Company entered into a Share Exchange Agreement fully executed on February 20, 2009 (the "Exchange Agreement") by and between the Company and AvStar Aviation Services, Inc. ("AvStar Services"), providing for the Company's acquisition of all of the outstanding common stock in San Diego Airmotive ("SDA"), which (through its predecessor entity) has been providing maintenance, repair and overhaul ("MRO") services in California since 1987. In connection with this acquisition, the Company issued to AvStar Services, the prior owner of SDA, 1,000,000 shares of the Company's newly-created series A preferred stock ("Series A Preferred Stock"), which shares constituted in the aggregate approximately 92.8% of outstanding economic interest and voting power in the Company. All descriptions of the share exchange contained herein and all references to the terms, provisions and conditions of the Exchange Agreement are qualified in their entirety by reference to the Exchange Agreement which was detailed in the 8-K filed on February 25, 2009.

On August 19, 2009, at a special meeting, the stockholders of the Company approved all five of the amendments to the Company's Articles of Incorporation and a sixth proposal that called for such Articles of Incorporation (as amended heretofore) to be restated in a single document. The principal effects of these amendments involved the change of the Company's corporate name to "AvStar Aviation Group, Inc." and a one-for-100 reverse stock split of the Pangea Petroleum Corp. shareholders common stock. One consequence of the reverse stock split was the conversion of all outstanding shares of Series A Preferred Stock into 50 million post-split shares of common stock, thereby simplifying the Company's capitalization. Moreover, another consequence was the creation of additional authorized but unissued common shares for general corporate use. Several more technical amendments modernized the Company's Articles of Incorporation. The Company has completed the name change and the reverse stock split.

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

     Our new business plan is to acquire, consolidate and grow businesses in the general aviation industry. We have adjusted our future goals and will place our primary focus on the acquisition of a portfolio of fixed base operations (FBOs) at airports that support light jet traffic along with turbine powered and piston engine aircraft. We believe that the time is here to invest in this sector. It is both a combination of the economic trends, consumer confidence and valuation levels as well as new technological innovations that have just started to impact this sector that makes our prospects of growing a portfolio of FBO businesses compelling. These facilities will be supported by our maintenance, repair and overhaul (MRO) of aircraft providing products and services for the general aviation sector. We believe that since September 11, 2001, both private air transportation and the number of aircraft owned by both individuals and business have dramatically increased. Each of these sectors, in addition to routine maintenance, has mandated a number of inspections by the FAA that are commonly included in traditional MRO services.

     Our recently acquired, wholly owned subsidiary, San Diego Airmotive ("SDA"), has been operating (through its predecessor entity) as an MRO since 1987. SDA historically provided MRO services for single and multi-engine aircraft. As capital is available to us, we intend to grow our business through the expansion of our existing MRO business as well as by acquisitions of fixed base operations (FBOs), expansion of our existing MRO, charter operations and other operational aircraft related businesses.

     Since our inception, we have recurring losses from operations and have depended on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended September 30, 2009, we reported a loss of $22,640 compared to a loss of $75,508 reported for the three months ended September 30, 2008.

     Our long-term viability as a going concern depends on certain key factors, as follows:

     * Our ability to continue to obtain sources of outside financing to allow us to continue our business operations.
     * Our ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

     On August 19, 2009 at a special meeting, the stockholders of the Company approved all five proposed amendments to the Company's Articles of Incorporation and a sixth proposal that called for such Articles of Incorporation (as amended heretofore or at the meeting) to be restated in a single document. The principal effects of these amendments involved the change of the Company's corporate name to "AvStar Aviation Group, Inc." and a one-for-100 reverse stock split of the Company's common stock. One consequence of the reverse stock split was the conversion of all outstanding shares of Series A Preferred Stock into 50 million post-split shares of common stock, thereby simplifying the Company's capitalization. Moreover, another consequence was the creation of additional authorized but unissued common shares for general corporate use. Several more technical amendments modernized the Company's Articles of Incorporation. The name change and reverse stock split described in this paragraph became effective on September 21, 2009.

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

RESULTS  OF  OPERATIONS

     Financial results for the quarter and nine months ended September 30, 2009 are not directly comparable to financial results for the equivalent periods ended September 30, 2008. During the first nine months of 2008, the Company had only limited participation interests in various oil and gas wells. During the first quarter of 2009, the Company completed the acquisition of San Diego Airmotive ("SDA"), which provides maintenance, repair and overhaul ("MRO") services of aircraft in California. This acquisition greatly affected the financial results for the third quarter and first nine months of 2009 compared to the financial results for the equivalent periods of 2008.

   QUARTER ENDED SEPT. 30, 2009 COMPARED TO THE QUARTER ENDED SEPT. 30, 2008

     REVENUES. Revenues for the third quarter 2009 were $163,601, consisting solely of revenues from aviation operations from SDA. These revenues represent a great increase from revenues for the third quarter 2008 of $4,945, which resulted solely from oil and gas interests, inasmuch as the Company did not own SDA at any time during 2008. The decrease in oil and gas revenues from the third quarter of 2008 to the third quarter of 2009 resulted from a decrease in production.

     EXPENSES.  Costs  and  expenses  increased to $167,452 in the third quarter
2009 from $55,961in the second quarter 2008. This increase in costs and expenses reflects $93,546 in costs of goods sold in the third quarter 2009 from SDA's operations (while the Company had no costs of goods sold in the third quarter 2008), with the increase being offset by the absence in the third quarter 2009 of certain costs and expenses relating to oil and gas operations that were incurred during the second quarter 2008. Moreover, selling, general and administrative expenses increased to $73,906 in the third quarter 2009 from $58,120 in the second quarter 2008. Furthermore, the Company had interest expense in the amount of $19,804 during the third quarter 2008 with no such expense during the third quarter 2009.

     NET LOSS. As a result of the considerable increase in revenues and the comparative small increase in expenses, the net loss of $22,640 for the third quarter 2009 represents a decrease of $52,868 from the net loss of $75,508 for third quarter 2008.

 NINE MOS. ENDED SEPT. 30, 2009 COMPARED TO THE NINE MOS. ENDED SEPT. 30, 2008

     REVENUES. Revenues for the first nine months of 2009 were $524,208, consisting of $519,913 in revenues from aviation operations from SDA and $4,295 in oil and gas revenues. These revenues represent a great increase from revenues for the first nine months of 2008 of $26,805, which resulted solely from oil and gas interests, inasmuch as the Company did not own SDA at any time during 2008. The decrease in oil and gas revenues from the first nine months of 2008 to the first nine months of 2009 resulted from a decrease in production and a decline in oil and gas prices.

     EXPENSES. Costs and expenses increased to $655,564 in the first nine months of 2009 from $333,086 in the first nine months of 2008. This increase in costs and expenses reflects $334,290 in costs of goods sold in the first nine months of 2009 from SDA's operations (while the Company had no costs of goods sold in the first nine months of 2008), with the increase being offset by the absence in the first nine months of 2009 of certain costs and expenses relating to oil and gas operations that were incurred during the first nine months of 2008. Moreover, selling, general and administrative expenses increased to $295,868 in the first nine months of 2009 from $215,927 in the first nine months of 2008. Furthermore, the Company had interest expense in the amount of $58,983 during the first nine months of 2008 with $20,107 during the first nine months of 2009.

     NET LOSS. As a result of the considerable increase in revenues and the relatively smaller increase in expenses, the net loss of $151,463 for the first nine months of 2009 represents a decrease of $213,544 from the net loss of $365,007 for first nine months of 2008.

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

     We have outstanding the following notes that became due and payable at December 31, 2008 totaling $659,771 and related accrued interest of $99,197 as of September 30, 2009. We are currently exploring ways to satisfy these amounts.

(a) Note payable to Mary Pollock Merritt, daughter of our former chief executive officer. This note bears interest at rates of 12% per year and became due on December 31, 2008. This note is not collateralized. The current outstanding balance on this note as of September 30, 2009 was $146,691, plus accrued interest.

(b) Note payable to Charles Pollock, our former chief executive officer and a significant stockholder of ours. This note bears interest of 12% per year and became due on December 31, 2008. This note is not collateralized. The current outstanding balance on this note as of September 30, 2009 was $400,911, plus accrued interest .

(c) Note payable to Mark Weller, our former president and a significant stockholder of ours. This note bears interest of 12% per year and became due on December 31, 2008. This note is not collateralized. The current outstanding balance on this note as of September 30, 2009 was $112,169, plus accrued interest .

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

LIMITATIONS ON EFFECTIVENESS OF CONTROLS AND PROCEDURES

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

CHANGES  IN  INTERNAL  CONTROLS  OVER  FINANCIAL  REPORTING

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period of this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II  OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 19, 2009, the Company's special meeting of the Company's stockholders, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 (as amended), was convened to consider and vote on five proposals to amend the Company's Articles of Incorporation:

* to change the name of the Company to "AvStar Aviation Group, Inc." (the "Corporate Name Change Amendment");

* to effect a 1-for-100 reverse stock split (the "Reverse Stock Split") of the Company's Common Stock, $.001 par value per share ("Common Stock"), in which every one hundred shares of Common Stock outstanding as of the effective date of the amendment would be converted into one share of Common Stock; provided, however, that all fractional shares would be rounded up to one whole share (the "Reverse Stock Split Amendment");

* to add a provision allowing the Company's shareholders to act by written consent in lieu of a meeting provided that shareholders, holding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all of the shares entitled to vote thereon were present and voted, consent to such action in writing (the "Written Consent Amendment");

* to eliminate, immediately after the effectiveness of the Reverse Stock Split, the provisions establishing the Company's Series A Preferred Stock (the "Preferred Stock Amendment"); and

* to amend the "powers clause" in the Company's Articles of Incorporation to delete the lengthy enumeration of the various powers that the Company possesses and to provide simply that the Company possess "the powers provided for in the Colorado Corporation Code with respect to corporations" (the "Powers Clause Amendment").

     The special meeting was also convened to consider and vote on a proposal (the "Restatement Proposal") to amend and restate the Company's Articles of Incorporation if and only if each of the Corporate Name Change Amendment, the Reverse Stock Split Amendment, the Written Consent Amendment, the Preferred Stock Amendment and the Powers Clause Amendment were approved.

     The  Company's  stockholders  approved the Corporate Name Change Amendment.
The  following  are  the  results  of  the  voting  on  this  amendment:

                                 COMMON SHARES

             Percentage of             Abstain or  Percentage of Votes "Against"
   "For"      Votes "For"    Against   Non-Votes     Abstaining or Not Voting
---------    ------------    -------   ---------     -----------------------

 296,008,880     75.8%      4,602,180   89,888,484             24.2%

                           SERIES A PREFERRED SHARES

             Percentage of             Abstain or  Percentage of Votes "Against"
   "For"      Votes "For"    Against   Non-Votes     Abstaining or Not Voting
---------    ------------    -------   ---------     -----------------------

 5,000,000,000     100%        -0-         -0-                   -0-

     The Company's stockholders approved the Reverse Stock Split Amendment. The following are the results of the voting on this amendment:

                                 COMMON SHARES

             Percentage of             Abstain or  Percentage of Votes "Against"
   "For"      Votes "For"    Against   Non-Votes     Abstaining or Not Voting
---------    ------------    -------   ---------     -----------------------

270,422,757     69.3%       34,323,388  85,753,399             49.2%

                          SERIES A PREFERRED SHARES

             Percentage of             Abstain or  Percentage of Votes "Against"
   "For"      Votes "For"    Against   Non-Votes     Abstaining or Not Voting
---------    ------------    -------   ---------     -----------------------

  5,000,000,000   100%         -0-         -0-                  -0-

     The Company's stockholders approved the Written Consent Amendment. The following are the results of the voting on this amendment:

                                 COMMON SHARES

             Percentage of             Abstain or  Percentage of Votes "Against"
   "For"      Votes "For"    Against   Non-Votes     Abstaining or Not Voting
---------    ------------    -------   ---------     -----------------------

  198,284,513     50.8%     3,257,966   188,957,065            49.2%

                           SERIES A PREFERRED SHARES

             Percentage of             Abstain or  Percentage of Votes "Against"
   "For"      Votes "For"    Against   Non-Votes     Abstaining or Not Voting
---------    ------------    -------   ---------     -----------------------

 5,000,000,000   100%           -0-          -0-                -0-

     The Company's stockholders approved the Preferred Stock Amendment. The following are the results of the voting on this amendment:


                                 COMMON SHARES

             Percentage of             Abstain or  Percentage of Votes "Against"
   "For"      Votes "For"    Against   Non-Votes     Abstaining or Not Voting
---------    ------------    -------   ---------     -----------------------

  289,813,779   74.2%      27,934,160   72,751,605            25.8%

                           SERIES A PREFERRED SHARES

             Percentage of             Abstain or  Percentage of Votes "Against"
   "For"      Votes "For"    Against   Non-Votes     Abstaining or Not Voting
---------    ------------    -------   ---------     -----------------------

 5,000,000,000   100%              -0-          -0-              -0-

     The Company's stockholders approved the Powers Clause Amendment. The following are the results of the voting on this amendment:

                                 COMMON SHARES

             Percentage of             Abstain or  Percentage of Votes "Against"
   "For"      Votes "For"    Against   Non-Votes     Abstaining or Not Voting
---------    ------------    -------   ---------     -----------------------

 296,552,976     75.9%    17,525,979   76,420,589             24.1%

                           SERIES A PREFERRED SHARES

             Percentage of             Abstain or  Percentage of Votes "Against"
   "For"      Votes "For"    Against   Non-Votes     Abstaining or Not Voting
---------    ------------    -------   ---------     -----------------------

  5,000,000,000     100%       -0-        -0-                  -0-
                 -------------     ----     ---     ---     ---

     The Company's stockholders approved the Restatement Proposal. The following are the results of the voting on this proposal:

                                 COMMON SHARES

             Percentage of             Abstain or  Percentage of Votes "Against"
   "For"      Votes "For"    Against   Non-Votes     Abstaining or Not Voting
---------    ------------    -------   ---------     -----------------------

  297,594,364     76.2%     16,218,120   76,687,060          23.8%

                           SERIES A PREFERRED SHARES

             Percentage of             Abstain or  Percentage of Votes "Against"
   "For"      Votes "For"    Against   Non-Votes     Abstaining or Not Voting
---------    ------------    -------   ---------     -----------------------

  5,000,000,000     100%       -0-        -0-                 -0-

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

                                      AVSTAR AVIATION GROUP, INC.
                                      (Registrant)


                                      By:     /s/Russell Ivy
                                              --------------
                                              Russell Ivy,
                                              Chief Executive Officer
                                             (Principal Executive Officer)


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

November 13, 2009