Form 10-K
period 2009-12-31
AvStar Aviation Group, Inc.
filed 2010-04-15
CIK 1077319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2009


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
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or incorporation)


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

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

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

Large accelerated filer    [ ]           Accelerated filer         [ ]

Non-accelerated filer      [ ]           Smaller reporting company [X]
(Do  not  check  if  smaller  reporting  company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently computed second fiscal quarter: $351,449.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 67,049,542 as of April 13, 2010.

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

                                    General

     Our company, AvStar Aviation Group, Inc., is a Colorado corporation that was organized on March 11, 1997. For a number of years, we conducted business as an independent energy company focused on exploration and development of oil and natural gas reserves. For reasons given hereinafter, in early 2009 we adopted a significant change in our corporate direction. We decided to focus our efforts on acquiring aviation related businesses and developing these businesses to their commercial potential.

     In connection with the change in our business focus, we undertook the following activities:

     * We entered into a Share Exchange Agreement fully executed on February 20, 2009 (the "Exchange Agreement") by and between us and AvStar Aviation Services, Inc. ("AvStar Services"), providing for our acquisition of all of the outstanding common stock in San Diego Airmotive ("SDA"), which (through its predecessor entity) has been providing maintenance, repair and overhaul ("MRO") services in California since 1987. For more information about the business of SDA, see "Our Business" below. In connection with this acquisition, we issued to AvStar Services, the prior owner of SDA, 1.0 million shares of our newly-created series A preferred stock ("Series A Preferred Stock"), which shares constituted in the aggregate over 90% of outstanding economic interest and voting power in us.

     * We expanded our Board of Directors from one member to a current number of three members and elected Henry A. Schulle, James H. Short and Russell Ivy to fill the current Board seats. For more information about our directors, see "Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act" below.

     * All of our then serving officers resigned, and we elected a new slate of officers, who currently include the following persons in the offices indicated to the right of their respective names:

           Russell  Ivy               Chief  Executive  Officer  &  President
           Henry  A.  Schulle         Vice  President  &  Secretary
           Robert  Wilson             Vice  President  &  Chief
                                      Financial  Officer

           For more information about our officers, see "Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act" below.

     * We amended and restated our Articles of Incorporation to change our corporate name from "Pangea Petroleum Corp." to "AvStar Aviation Group, Inc." to reflect our new business focus, and to effect a one-for-100 reverse split of our common stock to improve our capital structure. In connection with this reverse stock split, the 1.0 million shares of Series A Preferred Stock issued to AvStar Services automatically converted into 50.0 million shares of common stock.

     Prior to the consummation of the Exchange, there were no material relationships between us, and our former officers, directors, affiliates, associates or shareholders, and AvStar Services, and its officers, directors, affiliates, associates or shareholders.

                                 Recent Events

     On March 31, 2010, the Hangar Sublease dated May 1, 2007 between SDA and French Valley Aviation, Inc. ("French Valley") terminated. The original term of this Hangar Sublease had already expired, and the parties had continued the sublease on a month-to-month basis. French Valley decided that it did not want to continue this arrangement beyond March 31, 2010, and accordingly this arrangement terminated on such date. The Company decided not to seek alternative space to continue SDA's services at French Valley Airport in Southern California, but intends to continue such services in Florida, per the proposed transaction described immediately below. The Company intends to maintain in force and effect SDA's licenses and permits so that the Company can return to provide services in California in the future, if it elects to do so.

     On April 8, 2010, (a) Twin Air Calypso Services, Inc., a newly-formed, indirect wholly-owned Florida subsidiary (the "Operating Subsidiary") of the Company, and (b) Miami Aviation Maintenance Co. ("MAMCO") executed a bill of sale whereby MAMCO assigned to the Operating Subsidiary certain of its assets used to provide aviation MRO services. These assets were assigned in consideration of 750,000 shares of the Company's common stock. In connection with the organization of the Operating Subsidiary, SDA had previously assigned all of its assets to the Operating Subsidiary in consideration of all of the shares of the common stock of the Operating Subsidiary to be outstanding for the foreseeable future. The Operating Subsidiary was formed to provide aviation MRO services, as well as airline support services. The services will be offered out of North Perry Field in Hollywood, Florida in Broward County, Florida. The impetus for the transaction was the recent termination of SDA's Hangar Sublease at French Valley Airport in Southern California and the perception that the continuation of the business, historically conducted by SDA, in Florida was advisable in view of the perceived greater strength of the local Florida economy relative to the local California market in which SDA has historically provided services.

     The consideration for the acquisition of the interests in the MAMCO assets (including the number of shares issued to MAMCO) was determined in arms-length negotiations between the Company's management and MAMCO's management. The factors addressed by the Company in negotiating this consideration included the Company's need to find a location to continue the business historically conducted by SDA; the perceived greater strength of the local Florida economy relative to the local California market in which SDA has historically provided services; the future prospects for a business using the combined assets of MAMCO and SDA in Florida in terms of revenues and earnings; an assessment of the ability of a particular member of MAMCO's management who would serve as the Operating Subsidiary's president to contribute to the management of the Operating Subsidiary's business; anticipated ability of the Company's business to grow and take advantage of new business opportunities using the combined assets of MAMCO and SDA in Florida; and the restricted nature of the stock consideration issued in connection with the acquisition.

     Prior to the consummation of the acquisition of the MAMCO assets, the Company had explored with the shareholders of MAMCO the Company's acquisition of all of the outstanding stock in MAMCO and a brother-sister corporation. In this connection, the Company had entered into a stock purchase agreement with the shareholders of MAMCO in 2007 to acquire the outstanding stock in MAMCO and the brother-sister corporation. This transaction did not close timely, and the stock purchase agreement expired. The Company and the shareholders of MAMCO have continued to explore a transaction akin to the one provided for by the expired stock purchase agreement, and entered into a letter of intent in this regard in December 2009. With the Company's acquisition of the MAMCO assets, the letter of intent will no longer cover the acquisition of MAMCO, but it remains in effect with regard to the brother-sister corporation. No definitive agreement has been entered into in connection with this letter of intent. There can be no assurance that the entry into a definitive agreement in this regard or the completion of the acquisition of the brother-sister corporation will occur.

                                  Our Business

                                    General

     Our business plan is to acquire, consolidate and grow businesses in the general aviation industry. We will place our initial focus on the maintenance, repair and overhaul (MRO) of aircraft providing products and services for the general aviation sector. We believe that since September 11, 2001, both private air transportation and the number of aircraft owned by both individuals and business have dramatically increased, subject to some decreased cause by the recent United States recession. Each of these sectors, in addition to routine maintenance, has mandated a number of inspections by the FAA that are commonly included in traditional MRO services.

     Our operating subsidiaries and their predecessor entities have been operating as MRO's since 1987. Our operating subsidiaries historically provided MRO services for single and multi-engine aircraft. As capital is available to us, we intend to grow our business through the expansion of our existing MRO business as well as by acquisitions of existing MRO's, fixed base operations
(FBO),  charter  operations  and  other operational aircraft related businesses.

Services

     Through our operating subsidiaries, we now offer our customers the following major services:

     * Annual and 100-hour FAA (Federal Aviation Administration) inspections,
     * Depot level maintenance which means all service, maintenance, repair, rebuilding and inspections of light to medium single and multi-engine aircraft,
     *     Maintenance  on  business  jet  aircraft,
     *     FAA  mandated  phase  inspections  for  turbine  airframes,
     *     Engine  and  propeller  maintenance  for  piston and turbine engines,
     *     Airframe  and  sheet  metal  repair,
     *     Crash  damage  repairs,
     *     Pre-purchase  inspections,
     * Installation of STC (supplemental type certificate) approved accessory items,
     *     FAA  field  approvals  for  minor  to  major  modifications,  and
     * Special flight permits, also know as ferry permits, issued by the FAA Flight Standards District Office which permit the transport of an aircraft that may not currently meet all the applicable airworthiness requirements but is capable of safe flight from one location to another, and other FAA matters including the acquisition of replacement aircraft documents and assisting FAA inspectors in accident investigations as may be specifically requested.

Location

     The business of our Operating Subsidiary is located at North Perry Field in Hollywood, Florida in Broward County, Florida. The Operating Subsidiary is currently using the facilities described hereinafter pursuant to a verbal licensing agreement with the current tenant. However, the process to cause the Operating Subsidiary to become a tenant under the related lease has been commenced, and we see no problem at this time in completing this process. The sub-leased hangar for the MRO business of our Operating Subsidiary is located on a lease of 10.3 acres and has parking area for over 80 aircraft. The floor space is approximately 5,000 square feet with an additional 350 square feet of avionic test benches and parts storage. The hangar is of concrete, block, and steel construction with a clear span opening of 100' by 20'. The aircraft population on North Perry Field is approximately 275. There are two other FAA
Part 145 Certified Repair Stations on North Perry Field; one specializes in rotor-wing aircraft only, and the other is a factory-owned support facility for Socata Aircraft. We will be the only airframe, engine, and avionics repair facility catering to the local and transient general aviation fixed-wing owners. Additionally, we will provide avionics installations for the manufacturers we currently represent, AVIDYNE, NAT Avionics, and PS Engineering. We expect to apply soon for additional dealerships, such as GARMIN. We will also be providing AVGAS fueling services for based and transient customers. There are approximately 20 aircraft currently based at our facility. With the availability of fuel the number of based aircraft should increase quickly and significantly. There is only one other full-service and one self-service fueling facility on North Perry Field.

Customers  Base

     Because of our recent move from southern California to the Florida market, we are in the process of developing new customer relationships. We have "jump started" our transition by establishing an exclusive maintenance, fueling and ground support contract with Twin Air Calypso Limited, Inc., an FAA Certified
Part 135 Air Carrier operating seven aircraft principally to the Bahamas. Although we can have no assurance in this regard, we believe that this business relationship should maintain revenues at historical levels, and we are guardedly optimistic that we will expand on these revenues as Twin Air Calypso Limited, Inc. purchases additional services from us and we are able to sell services to other third parties in the vicinity. However, we will remain heavily reliant on this business relationship for the foreseeable future.

Competition

     The market for our products and services are extremely competitive, and we fac competition from a number of sources. Our competitors include aircraft service companies and other companies providing MRO services. We believe that our experienced staff, facility amenities, scope of services, availability of parts, and focus on customer service increase SDA's competitiveness. Most of our competitors, however, have substantially greater financial and other resources than are available to us. We cannot assure anyone that competitive pressures will not materially adversely affect our business, financial conditions or results of operations or that we will ever attain any competitive position within our market.

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

     Our Florida subsidiary, the Operating Subsidiary, is providing services pursuant to a Federal Aviation Administration FAR Part 145 certificate issued to Miami Aviation Maintenance Co., whose assets the Operating Subsidiary recently acquired. Although not now active from a business perspective, our California subsidiary, SDA, holds a Federal Aviation Administration FAR Part 145 certificate, which we will maintain in the event we decide to re-enter the California market.

     Our operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act ("OSHA") mandates general requirements for safe workplaces for all employees. Specific safety standards have been adopted for workplaces engaged in the treatment, disposal and storage of hazardous waste. We are also subject to various environmental laws including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Clean Air Act, the Federal Water Pollution Control Act of 1972, the Solid Waste Disposal Act, the Federal Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Emergency Planning and Community Right-to-Know Act, the California Hazardous Waste Control Law, the California Solid Waste Management, Resource, Recovery and Recycling Act, the California Water Code and the California Health and Safety Code.

     We believe that our operations are in material compliance with all of these laws, rules and regulations.

Product  Liability

     Our business exposes us to possible claims for personal injury or death that may result from the failure of an aircraft or an aircraft part repaired or maintained by us or from our negligence in the repair or maintenance of an aircraft or aircraft part. While we maintain what we believes to be adequate liability insurance to protect us from claims of this type, we cannot assure anyone that claims will not arise in the future that may exceed available coverages or that our insurance coverage will be adequate. Additionally, there are no assurances that insurance coverages will be maintained in the future at an acceptable cost. Any liability of this type that is not covered by adequate insurance could materially adversely affect our business and operations.

Employees

     As  of April 13, 2010 we had seven full-time and three part-time employees.

                            Our Historical Buxiness

     Our historical business involved the exploration and production of oil and gas. The importance of this segment of business to our business as a whole is greatly diminished. Management is currently exploring options for the future of this business, which may include a sale of it or a spin-off of it to shareholders, so that management can devote its entire attention to our business.

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

     We changed our business focus near the end of February 2009 when we acquired the operations of San Diego Airmotive ("SDA"). Although SDA (through its predecessor entity) has been providing maintenance, repair and overhaul services in California since 1987, we are fairly new to this business. Accordingly, investors have a limited history of operations upon which to evaluate our business. There can be no assurances whatsoever that we will be able to successfully implement our business model, identify and close acquisitions of operating companies, penetrate our target markets or attain a wide following for our services. We are subject to all the risks inherent in an early stage enterprise which has experienced rapid growth through acquisitions and our prospects must be considered in light of the numerous risks, expenses, delays, problems and difficulties frequently encountered in those businesses.

WE HAVE HAD A HISTORY OF LOSSES, AND WE HAVE A WORKING CAPITAL DEFICIT AND AN ACCUMULATED DEFICIT. WE MAY NEVER REPORT PROFITABLE OPERATIONS.

     We have incurred net losses since our inception, and we had a working capital deficit of approximately $325,733, an accumulated deficit of approximately $20,411,003, and our total liabilities exceeded our total assets by $867,859, all as of December 31, 2009. There can be no assurance that we will become profitable. Our business has had a history of losses as well. Unless we are able to raise additional capital to fund our operating expenses, pay our obligations as they become due and implement our business model, we may not be able to continue as a going concern, and we could be forced to discontinue some or all of our operations if our capital resources become exhausted by losses or expenditures.

OUR AUDITOR HAS GIVEN TO US A "GOING CONCERN" QUALIFICATION, WHICH QUESTIONS OUR ABILITY TO CONTINUE AS A GOING CONCERN WITHOUT ADDITIONAL FINANCING.

     Our independent certified public accountant has added an emphasis paragraph to its report on our consolidated financial statements for the year ended December 31, 2009 regarding our ability to continue as a going concern. Key to this determination is our historical losses of $988,990 in 2009 and $312,682 in 2008. Management plans to try to fund our company partially through the raising of capital through the sale of our equity instruments or issuance of debt, although there can be no assurance of success in this regard. Moreover, management plans on additional revenues from operations from our business as a source to finance our company, although there can be no assurance of that these revenues will materialize at the expected rates. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

THE RECENT RELOCATION OF OUR BUSINESS PRESENTS A NUMBER OF CHALLENGES AND MAY NOT PROVE TO BE SUCCESSFUL OR CAUSE US TO BECOME PROFITABLE.

     As discussed in "Item 1 - Business - Recent Events," we recently relocated our business from the French Valley Airport in Southern California to North Perry Field in Hollywood, Florida. This relocation presents a number of challenges, such as implementing new operational procedures, working with new personnel, and developing new customer bases. We have already been successful in establishing a new customer relationship that we believe gives to us a foothold in our new market. However, this new customer relationship involves its own risks. (See "OUR OPERATIONS WILL DEPEND IN THE NEAR FUTURE ON A SINGLE CUSTOMER" immediately below.) There can be no assurance that we will be able to succeed in implementing changes required by our re-location, or that we will be able to achieve positive cash flow or profitable operations as a result of this change in the location of our business.

OUR  BUSINESS  WILL  DEPEND  IN  THE  NEAR  FUTURE  ON  A  SINGLE  CUSTOMER.

     We have established an exclusive maintenance, fueling and ground support contract with Twin Air Calypso Limited, Inc., an FAA Certified Part 135 Air Carrier operating 7 aircraft principally to the Bahamas. We expect to be constrained to rely heavily on our relationship with this customer in the near future. If Twin Air Calypso Limited, Inc. breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner, our business operations and finances could be materially and adversely affected, and we could be forced to cease our operations.

THE STOCK OF OUR OPERATING SUBSIDIARY IS PLEDGED TO SECURE CERTAIN INDEBTEDNESS, AND THIS PLEDGE EXPOSES US TO THE POTENTIAL LOSS OF THE OWNERSHIP OF OUR OPERATING SUBSIDIARY.

     When we acquired all of the outstanding common stock in SDA, such stock was subject to a pledge to secure certain indebtedness incurred by AvStar Services (the seller of the SDA stock to us) in connection with AvStar Services' prior acquisition of the SDA stock from TexCom, Inc. ("Texcom"). Such indebtedness was originally scheduled to be paid off completely in early 2009, but AvStar Services fell behind in payments; so we acquired the SDA stock subject to the pledge. Texcom has agreed to extend the due date of the indebtedness until the middle of October 2010. Moreover, we currently have a good working relationship with Texcom, and Texcom has been flexible in dealing with this situation. However, we have no assurance that this relationship and flexibility will continue. Moreover, this indebtedness has fallen into default in the past, and Texcom appears to have the usual rights of a secured creditor, which seem to include (in the case of a future default) the right to compel the sale of the SDA stock to satisfy the indebtedness in default or else to retain the SDA stock in full satisfaction of such indebtedness if we do not object. The exercise of such rights could result in the loss of all or significant portion of the SDA stock, which would almost certainly have a material and adverse effect on our business operations and finances and could force us to cease our operations.

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

     The aviation industry is subject to extensive regulation by the Federal Aviation Administration (FAA). In addition, our business is subject to numerous federal, state and local laws, regulations and policies governing environmental protection and other matters. Although we believe that we are presently in material compliance with applicable laws and regulations, there is no assurance that we are correct or that our operations will be deemed to be in compliance in the future. We may not be able to comply with current laws and regulations, or any future laws and regulations. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. We may be required to incur substantial costs in order to comply. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions which could have a material and adverse effect on our business operations and finances and we could be forced to cease our operations.

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

     If we are successful in growing our business as we plan, our operations may expand rapidly and significantly. Any rapid growth could significantly strain on our management, operational and financial resources. In order to manage the growth of our operations, we will be required to expand existing operations; to improve on a timely basis existing and implement new operational, financial and inventory systems, procedures and controls, including improvement of our financial and other internal management systems; and to train, manage and expand our employee base. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected. In addition, if we are successful in growing our business as we plan, we expect operating expenses to increase, and as a result, we will need to generate increased quarterly revenue to achieve and maintain profitability. In particular, as we grow our business, we would incur additional costs and expenses related to:

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

ONE  STOCKHOLDER  OWNS  A  CONTROLLING  PERCENTAGE  OF  OUR  VOTING  STOCK,  AND
CUMULATIVE  VOTING  IS  NOT  AVAILABLE  TO  STOCKHOLDERS.

     AvStar Aviation Services, Inc. ("AvStar Services") owns approximately 74.6% of our outstanding voting stock. Moreover, our management (which is also the management of AvStar Services) owns 8.8% of our outstanding voting stock. Cumulative voting in the election of Directors is not provided for. Accordingly, AvStar Services has the ability to elect all of our Board of Directors. AvStar Services' large percentage ownership of our outstanding voting stock essentially vests fully in it full control of our company.

WE  WILL  BE  REQUIRED  TO  COMPLY WITH SECTION 404 OF THE SARBANES OXLEY ACT OF
2002.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, in connection with this Annual Report and future Annual Reports, we are and will be required to furnish a report by management on our internal controls over financial reporting which will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Based on current information, we expect that in 2010, Section 404 will require that our independent auditors also provide an attestation on management's assertion of internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective or if in the future our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports. Furthermore, we expect that our compliance with the regulatory requirements described herein will likely increase our legal and professional expenses.

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

     In addition, our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences, as may be determined by our board of directors. Of this authorized preferred stock, no shares are currently issued and outstanding. Our board of directors may, without shareholder approval, issue up to 10,000,000 preferred stock with dividends, liquidation, conversion or voting rights that could adversely affect the voting power or other rights of our common shareholders.

OUR  COMMON  STOCK  HAS  EXPERIENCED  ONLY  EXTREMELY  LIMITED  TRADING.

     During the prior fiscal year, our common stock was quoted and traded on the OTC Electronic Bulletin Board and the Pink Sheets under the symbol "AAVG." Presently, our common stock is quoted and traded only on the Pink Sheets but we intend to apply later in 2010 to resume quotations and trading on the OTC
Electronic Bulletin Board. Frequently, the volume of trading in our common stock has been light, and the prices and volumes at which our common stock has traded have fluctuated fairly widely on a percentage basis. Until shares of our common stock become more broadly held and orderly markets develop and even thereafter, the prices of our common stock may fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

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

     Our principal executive offices are located in approximately 2,000 square feet of executive office space. Persons with whom our management has other business relationships are providing this space to us on a gratuitous, at-will basis. If this arrangement were to end, we would be required to start paying rent, or find alternative space, or both.

     For information about our operational facilities, see "Item 1 - Business - Location."

Item  3.  Legal  Proceedings.

     We  are  not  presently  a  party  to  any  pending  legal  proceeding.

Item  4.  Submission of  Matters to a  Vote  of  Security  Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

                                    PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     During the prior fiscal year, our common stock was quoted and traded on the OTC Electronic Bulletin Board and the Pink Sheets under the symbol "AAVG." Presently, our common stock is quoted and traded only on the Pink Sheets but we intend to apply later in 2010 to resume quotations and trading on the OTC
Electronic Bulletin Board. The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board through the end of August 2009 and the Pink Sheets thereafter for the fiscal years ended December 31, 2008 and December 31, 2009. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. Prices in the table take into account the one-for-100 reverse split of our common stock.

                                          Common Stock
                                          ------------
2008                                     High      Low
----                                     ----      ---
First Quarter                           $0.49     $0.25
Second Quarter                          $0.50     $0.28
Third Quarter                           $0.49     $0.08
Fourth Quarter                          $0.15     $0.05

                                         Common Stock
                                         ------------
2009                                     High      Low
----                                     ----      ---
First Quarter                           $0.14     $0.05
Second Quarter                          $0.20     $0.06
Third Quarter                           $0.12     $0.022
Fourth Quarter                          $0.13     $0.0125

     As of April 13, 2010, we had approximately 290 common shareholders of record and 67,049,542 common shares outstanding.

     We have not paid any cash dividends on the common stock, and we do not intend to pay any dividends prior to the consummation of a business combination.

     During November 2009, we issued an aggregate of 10.1 million shares of its common stock for the following purposes:

     * 4.0 million shares were issued to Russell Ivy, the Company's president, as a sign-on bonus
     * 2.5 million shares were issued to Greg Noble, the Company's former vice president and a former Company director, as promised compensation for his service as a Company officer
     * 1.5 million shares were issued to Robert Wilson, a Vice President and the Company's Chief Financial Officer, in lieu of cash compensation
     * 1.475 million shares were issued to Henry L. Schulle, an outside consultant, in lieu of cash compensation for past and future services
     * An aggregate of 300,000 shares were issued to the Company's three directors (100,000 shares each) for services as such
     * 250,000 shares were issued to an attorney for legal services previously provided having a value to be determined
     * 75,000 shares were issued to a registered securities broker dealer for services in connection with a capital raising transaction

     The preceding issuances to Messrs. Ivy, Noble and Wilson were made pursuant to Board of Director approval on October 5, 2009 when the Company's common stock closed at a per-share price of $.06.

     During December 2009, the Company issued 723,157 shares of its common stock to Henry L. Schulle in cancellation of debt in the amount of $137,399 owed by the Company to him.

     During January 2010, the Company issued 600,000 shares of its common stock to CMS Capital to resolve temporarily certain disagreements that this firm had with the Company.

     During February 2010, the Company issued 521,052 shares of its common stock to Henry L. Schulle in lieu of cash compensation for past services and another 200,000 shares to reimburse him for certain expenses that he advanced on our behalf.

     During February 2010, the Company issued 750,000 shares of its common stock to Miami Aviation Maintenance Co. in consideration of the assignment of certain of its assets to a newly-formed, indirect wholly-owned Florida subsidiary of the Company.

     All of the issuances of shares described in this Item are claimed to be exempt pursuant to Rule 506 of Regulation D under the Securities Act of 1933 (the "Act"), and (in the case of issuances to Company officers and directors)
Section 4(2) of the Act. No advertising or general solicitation was employed in offering these securities. The offering and sale was made only to one accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Act.

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

     Our business plan is to acquire, consolidate and grow businesses in the general aviation industry. We will place our initial focus on the maintenance, repair and overhaul (MRO) of aircraft providing products and services for the general aviation sector. We believe that since September 11, 2001, both private air transportation and the number of aircraft owned by both individuals and business have dramatically increased. Each of these sectors, in addition to routine maintenance, has mandated a number of inspections by the FAA that are commonly included in traditional MRO services.

      Our operating subsidiaries and their predecessor entities have been operating as MRO's since 1987. Our operating subsidiaries historically provided MRO services for single and multi-engine aircraft. As capital is available to us, we intend to grow our business through the expansion of our existing MRO business as well as by acquisitions of existing MRO's, fixed base operations
(FBO),  charter  operations  and  other operational aircraft related businesses.

RESULTS  OF  OPERATIONS

     With the current price of oil, none of wells are producing sufficient to support our operations. To that end, a decision was made to enter into a Share Exchange Agreement fully by and between AvStar Aviation Services, Inc. ("AvStar Services") and us, providing for our acquisition of all of the outstanding common stock in San Diego Airmotive ("SDA"), which (through its predecessor entity) has been providing maintenance, repair and overhaul ("MRO") services in California since 1987.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     Our discussion and analysis of its financial condition and results of operations as of December 31, 2009 are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

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

COMPARISON  OF  YEAR  ENDED  DECEMBER  31, 2009 TO YEAR ENDED DECEMBER 31, 2008.

     Financial results for the year ended December 31, 2009 are not directly comparable to financial results for the year ended December 31, 2008. During 2008, the Company had only limited participation interests in various oil and gas wells. During the first quarter of 2009, the Company completed the acquisition of San Diego Airmotive ("SDA"), which provides maintenance, repair and overhaul ("MRO") services of aircraft in California. This acquisition greatly affected the financial results for the year ended December 31, 2009 compared to the financial results for the year ended December 31, 2008.

     REVENUES. Revenues were $666,196 in 2009 (consisting of $660,947 in revenues from aviation operations from SDA and $5,249 in revenues from oil and gas operations) compared to revenue of $29,404 in 2008 consisting solely of revenues from oil and gas operations. These revenues represent a great increase from revenues for the 2008, which resulted solely from oil and gas interests, inasmuch as the Company did not own SDA at any time during 2008. The decrease in oil and gas revenues from 2008 to 2009 resulted from a decrease in production.

     EXPENSES. Costs and expenses increased to $1,609,598 in 2009 from $220,070 in 2008. This increase in costs and expenses reflects the following:

     * $460,581 in costs of goods sold in the 2009 from SDA's operation comparedto $19,154 in costs of goods sold in 2008 when the Company had more limited activity
     * $380,264 in selling, general and administrative expenses in 2009 compared to $193,717 in these expenses in 2008 when the Company had more limited activity
     * $137,613 in depletion and depreciation in 2009 compared to $5,335 in these expenses in 2008 as the Company wrote down a majority of its oil and gas assets in 2009
     * $631,000 in stock based compensation in 2009 compared to no such expense in 2008

     The increase in costs and expenses was partially offset as interest expense declined in 2009 to $45,588 compared to $79,090 in 2008.

     NET LOSS. Despite the considerable increase in revenues in 2009 compared to 2008, the Company's net loss increased to $988,990 (or $.06 per share) in 2009 from $269,756 (or $-0- per share) in 2008 as expenses increased greatly, particularly the non-cash expense of stock based compensation.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Currently, we have limited financial ability to pursue our business plan. We are currently trying to determine the scope of the business activities that we will pursue in the foreseeable future. The amount of capital that we will need depends on the scope of the business activities that we ultimately decide to pursue. This scope is uncertain at this time. However, we know that we must obtain additional financing to pursue our business plan at any level that we are likely to pursue. We are currently searching for sources of financing, but we currently do not have any binding commitments for, or readily available sources of, financing. We cannot assure anyone that financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonably terms. If we do not obtain financing we will be constrained to contract the scope of our business plan. Under certain circumstances, we may be constrained to attempt to sell some of our assets. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities. Under certain circumstances, we could be forced to cease our operations and liquidate our remaining assets, if any.

     We had the following related party notes that became due and payable at December 31, 2008 totaling $659,771 and related accrued interest of $98,313. We are currently starting negotiations to satisfy these amounts.

(a) Note payable to Mary Pollock Merritt, daughter of our former chief executive officer. This note bears interest at rates of 12% per year and became due on December 31, 2008. This note is not collateralized. The current outstanding balance on this note as of December 31, 2009 was $168,683.

(b) Note payable to Charles Pollock, our former chief executive officer and a significant stockholder of ours. This note bears interest of 12% per year and became due on December 31, 2008. This note is not collateralized. The current outstanding balance on this note as of December 31, 2009 was $461,015.

(c) Note payable to Mark Weller, our former president and a significant stockholder of ours. This note bears interest of 12% per year and became due on December 31, 2008. This note is not collateralized. The current outstanding balance on this note as of December 31, 2009 was $128,387.

OFF-BALANCE SHEET ARRANGEMENTS

     During the year ended December 31, 2009, we had no off balance sheet arrangements.

Item 7A  Quantitative and Qualitative Disclosures About Market Risks

     Not applicable.

Item 8. Financial Statements and Supplementary Data.


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
AvStar Aviation Group, Inc.
Houston, Texas

I have audited the accompanying consolidated statements of financial position of AvStar Aviation Group, Inc. as of December 31, 2009 and 2008, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (placecountry-regionUnited States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AvStar Aviation Group, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the placecountry-regionUnited States of America.

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

Clay Thomas, P.C.
www.claythomaspc.com
--------------------
Houston, Texas
April 14, 2010


Clay Thomas, P.C.
www.claythomaspc.com
Houston, Texas
April 14, 2010

                           AVSTAR AVIATION GROUP, INC.
                              BALANCE SHEET
                            December 31, 2009

                        ASSETS

 Current assets
Cash                                                          4,565
Accounts receivable                                          23,950
Parts and inventory                                          27,916
Prepaid expenses                                              8,301
                                                             ------

                  Total Current Assets                       64,732

Property and equipment:
Fixed assets                                                 56,657
Investment in subsidiary                                     60,988
                                                            -------

                  Total Fixed Assets                        117,645
                                                            -------
                  Total assets                          $   182,377
                                                        ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable                                            164,403
Accrued interest payable to related parties                  99,197
Notes payable to related parties                             11,900
Accrued liability                                           114,965
                                                             ------

                  Total current liabilities                 390,465

Long term debt to related parties                           659,771
                                                           --------

                  Total liabilities                       1,050,236

Stockholders' deficit:
Preferred stock: $.001 par value; 10,000,000
   shares authorized, none issued and outstanding                 -
Common stock: $.001 par value; 500,000,000
   shares authorized; 15,728,490 shares
   issued and outstanding                                  400,599
Additional paid-in capital                              19,142,545
Accumulated deficit                                    (20,411,003)
                                                       -----------

                Total stockholders' deficit               (867,859)
                                                       -----------

         Total liabilities and stockholders' deficit       182,377
                                                       ===========

                          AVSTAR AVIATION GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 2009 and 2008



                                                      2009              2008

Revenue from o\aviation operations                  660,947                 -
Oil and gas revenue                                   5,249            29,404
                                                  ---------------------------
                                                    666,196            29,404

Costs and expenses:
Cost of goods sold                                  460,581            19,154
Production tax                                          140             1,864
Selling, general and administrative,
       including stock based compensation           380,264           193,717
Dry hole costs                                            0                 0
Depletion and depreciation                          137,613             5,335
Stock based compensation                            631,000                 0
                                                  ---------------------------
Total costs and expenses                          1,609,598           220,070
                                                  ---------------------------
Loss from operations                               (943,402)         (190,666)

Other income and (expenses):
Interest expense                                    (45,588)          (79,090)
Settlement income                                         -                 -
                                                 ----------------------------
Net loss                                           (988,990)         (269,756)
                                                 ============================

Weighted average common shares outstanding       15,728,490       298,865,393

Basic and diluted net loss per common share           (0.06)               (0)

                          AVSTAR AVIATION GROUP, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      Years ended December 31, 2009 and 2008



                                    Additional                          Total
                     Common Stock   Paid-In  Accumulated  Deferred Stockholders'
                   Shares   Amount  Capital   Deficit    Compensation   Deficit

Balance at
   December 31,
   2005      222,676,886  222,677  17,257,178 (17,778,287)             (296,432)

Common stock
   issued for
   cash       13,700,000   13,700     171,300                           185,000

Common stock
   issued for
   exercise of
   cashless
   warrants    2,296,434    2,296     (2,296)

Common stock
   issued to
   compensate
   employees and
   consult-
   ants       34,239,244  34,240     585,881               (4,247)      615,874

Common stock
   issued for
   Asset
   Purchase
   Agreement 20,000,000  20,000      150,000                            170,000

Cancellation
   of shares
   under
   Securities
   Purchase
   Agreement
   dated Dec.
   31,2001 (11,653,998) (11,654)      11,654

Net loss                                       (1,010,931)           (1,010,931)
           --------------------------------------------------------------------
Balance at
   December 31,
   2006    281,258,566  281,259   (8,173,717) (18,789,218)   (4,247)   (338,489)

Common stock
   issued to
   compensate
   employees and
   consult-
   ants     25,080,978   25,081     200,112                   4,247     229,440

Net loss                                         (402,979)             (402,979)
           --------------------------------------------------------------------
Balance at
   December 31,
   2007       306,339,544  306,340  18,373,829 (19,192,197)     $0     (512,028)

Stock issued for
  compensation 49,160,000   49,160      49,160                   0      175,234

Common Stock issued
  for property
  acquisition  10,000,000   10,000      10,000                           32,000

Net (Income) / Loss                               (330,555)            (330,555)
               -----------------------------------------------------------------
Balances as of
  December 31,
  2008        365,499,544  365,500  18,432,989                   0     (635,350)

Add stock
   issued for
   services   125,000,000  125,000     360,594                          485,594

Reverse stock
   split 1 for
   100       (485,594,446)(485,594)                                     485,594

Stock issued
   for service
   post-split         235        -                                            -

Acquisition of
   subsidiary  50,000,000   50,000     709,907    (719,834)              40,073

Stock issued
   for compen-
   sation      10,100,000   10,100     482,439                          492,439

Stock issued
   for payment
   of loan HLS
   issue
   12/4/09        723,157      723     136,676                          137,399

Imputed interest        -        -      25,481                           25,481

Net income (loss)                                  (988.990)           (988,990)
              -----------------------------------------------------------------

Balance as of
   December 31,
   2009        65,726,490   65,720 20,237,001 (21,231,577)             (928,847)
            ===================================================================

                         AVSTAR AVIATION GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2009 and 2008


                                                     2009               2008

Cash flows from operating activities:
Net loss                                           (989,990)         (312,682)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
   Depletion and depreciation expense                                   5,335
   Impairment of oil and gas properties                                42,926
   Dry hole expense                                                         -
   Plug and abandonment costs                                               -
   Stock-based compensation                                           149,924
Changes in assets and liabilities:                   11,900
     Accounts receivable                              5,694            (1,844)
     Prepaid expenses                                     -                 -
     Accounts payable and accrued liabilities       141,746           (35,259)
     Other                                           20,107            (7,020)
                                                  ---------------------------
Net cash (used in) operating activities            (809,543)         (158,620)

Cash flows (used in) investing activities:
Capital and exploratory expenditures                149,339            31,768


Cash flows from financing activities:
Proceeds from the sale of common stock              655,741                 -
Proceeds from notes payable                                           126,729
                                                 ----------------------------

Net cash provided by financing activities           655,741           126,729
                                                 ----------------------------
Net change in cash and cash equivalents              (4,463)             (123)

Cash and cash equivalents at beginning of year        9,028                 0
                                                 ----------------------------
Cash and cash equivalents at end of year              4,565              (123)
                                                 ============================

                          AVSTAR AVIATION GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
------------

AvStar Aviation Group, Inc. (the "Company") is a Colorado corporation that has historically engaged in oil and gas exploration and development. The Company was originally incorporated in 1997 as Zip Top, Inc. and subsequently adopted a name change to Pangea Petroleum Corporation. On April 26, 2000, the Company was recapitalized when the Company acquired the non-operating public shell, Segway II Corporation. Segway II Corporation had no significant assets or liabilities at the date of acquisition and, accordingly, the transaction was accounted for as a recapitalization. In February 2009, the Company adopted a significant change in its corporate direction by deciding to focus its efforts on acquiring aviation related businesses and developing these businesses to their commercial potential. The Company subsequently changed its name to AvStar Aviation Group, Inc. on September 21, 2009.

Our company, AvStar Aviation Group, Inc., is a Colorado corporation that was organized on March 11, 1997. For a number of years, we conducted business as an independent energy company focused on exploration and development of oil and natural gas reserves. For reasons given hereinafter, in early 2009 we adopted a significant change in our corporate direction. We decided to focus our efforts on acquiring aviation related businesses and developing these businesses to their commercial potential.

In connection with the change in our business focus, we undertook the following activities:

We entered into a Share Exchange Agreement fully executed on February 20, 2009 (the "Exchange Agreement") by and between us and AvStar Aviation Services, Inc. ("AvStar Services"), providing for our acquisition of all of the outstanding common stock in San Diego Airmotive ("SDA"), which (through its predecessor entity) has been providing maintenance, repair and overhaul ("MRO") services in California since 1987. For more information about the business of SDA, see "Our Business" below. In connection with this acquisition, we issued to AvStar Services, the prior owner of SDA, 1.0 million shares of our newly-created series A preferred stock ("Series A Preferred Stock"), which shares constituted in the aggregate over 90% of outstanding economic interest and voting power in us.

     Prior to the consummation of the Exchange, there were no material relationships between us, and our former officers, directors, affiliates, associates or shareholders, and AvStar Services, and its officers, directors, affiliates, associates or shareholders.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2009, AvStar Aviation adopted the authoritative guidance for Derivative Values and Hedging. This guidance resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets". This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006. Its adoption did not have a material impact on the Company's financial condition or results of operations.

     Effective January 1, 2009, AvStar Aviation adopted the authoritative guidance for Fair Value Measurements and Disclosures which establishes a formal framework for measuring fair value under GAAP. It defines and docifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for SFAS No. 123 (F), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not believe the adoption of SFAS 157 will have a material impact on the Company's financial condition or results of operations.

     Effective January 1, 2009, AvStar Aviation adopted the authoritative guidance for Financial Instruments which is an elective, irrevocable election to measure eligible financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The election may only be applied at specified election dates and to instruments in their entirety rather than to portions of instruments. Upon initial election, the entity reports the difference between the instruments' carrying value and their fair value as a cumulative-effect adjustment to the opening balance of retained earnings. At each subsequent reporting date, an entity reports in earnings, unrealized gains and losses on items for which the fair value option has been elected. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. Early adoption of SFAS 159 is permitted provided the entity also elects to adopt the provisions of SFAS 157 as of the early adoption date selected for SFAS 159. The Company has elected not to adopt the provisions of SFAS 159 at this time.

     Effective January 1, 2009, AvStar Aviation adopted the authoritative guidance for Income Taxes which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoptions of this pronouncement did not have a material effect on the financial position or results of operations of the Company.

     Effective January 1, 2009, AvStar Aviation adopted the authoritative guidance for Business Combinations to increase the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R replaces SFAS 141, " Business Combinations " but, retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations. SFAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is applicable to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is to be applied prospectively. Early adoption is prohibited. SFAS 141R will impact the Company only if it elects to enter into a business combination subsequent to December 31, 2008.

     Effective January 1, 2009, AvStar Aviation adopted the authoritative guidance for Non-Controlling Interests to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary which does not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company does not believe that the adoption of SFAS 160 would have a material effect on its consolidated financial position, results of operations or cash flows.

ACCOUNTING  ESTIMATES
---------------------
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the country-regionplaceUnited States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. These estimates mainly involve the useful lives of property and equipment, the impairment of unproved oil and gas properties, the valuation of deferred tax assets and the realizability of accounts receivable.
CASH  AND  CASH  EQUIVALENTS
----------------------------

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

Effective January 1, 2009, AvStar Aviation adopted the authoritative guidance for Asset Retiremetn and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations ("ARO") in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. The Company accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at the Company's credit adjusted risk-free interest rate. No market risk premium has been included in the Company's calculation of the ARO balance. The Company's ARO liability at December 31, 2009 was $0.
Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and, if necessary, a loss is recognized by providing an impairment allowance. The Company recorded $137,613 and $42,926 of impairment expense in the years ended December 31, 2009 and 2008, respectively. Other unproved properties are amortized based on the Company's average holding period.

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

IMPAIRMENT  OF  LONG-LIVED  ASSETS
----------------------------------

In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to fair market value or discounted cash flow is required. Based upon a recent evaluation by management, an impairment write-down of the Company's long-lived assets was recorded to write such assets down to their estimated net realizable value resulting in an impairment expense of $137,613 and $42,926 in 2009 and 2008, respectively.

STOCK  BASED  COMPENSATION
--------------------------

Effective January 1, 2009, AvStar Aviation adopted the authoritative guidance for Stock Compensation which established financial accounting and reporting standards for stock based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. In January 2006, the Company implemented SFAS No. 123R, and accordingly, the Company accounts for compensation cost for stock option plans in accordance with SFAS No. 123R.

CONCENTRATION  OF  CREDIT  RISK  AND  MAJOR  CUSTOMERS
------------------------------------------------------

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC") The Company has not experienced any losses on deposits. During the years ended December 31, 2009 and 2008, 100% of the Company's revenues were received from five customers.

INCOME  TAXES
-------------

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance, if necessary, is provided against deferred tax assets, based upon management's assessment as to their realization.
BASIC  AND  DILUTED  NET  LOSS  PER  SHARE
------------------------------------------
Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an "as if converted" basis. For the years ended December 31, 2009 and 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
--------------------------------------------
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

2.  GOING  CONCERN  CONSIDERATIONS

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2009 and 2008, the Company reported losses of $(988,990) and $ (269756), respectively. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

The Company developed a multi-step plan and during 2008 and 2009 took actions to improve its financial position and deal with its liquidity problems. The final steps of the plan are still being developed, but may include additional private placements of the Company's common stock, and efforts to raise additional debt financing or equity offerings.

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

3.  OIL  AND  GAS  PROPERTIES
Oil  and  gas  properties  consist  of  the  following  at  December  31, 2009:

         Oil  and  gas  properties                          309,074

         Less  accumulated  depletion                      (271,953)
                                                          ---------
         Net  oil  and  gas  properties                   $  37,121
                                                          =========

During the years ended December 31, 2009 and 2008, the Company recorded dry hole, abandonment and impairment charges of $137,613 and $42,926, respectively. At December 31, 2009, the Company has working interests in two wells.

4.  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consists  of  the  following  at  December  31,  2009:

        Office equipment                  3 to 5 years                $33,174
        Furniture and fixtures            3 to 5 years                      -
                                                                      -------
                                                                       33,174

Less accumulated depreciation                                         (13,638)
                                                                      -------
Net property and equipment                                            $19,536
                                                                      =======


5.  INCOME  TAXES

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2009, the Company had net operating loss ("NOL") carryforward for income tax purposes of approximately $8,240,528, which expire in various tax years through 2027. Additionally, because United States tax law limits the time during which NOL carryforwards may be applied against future taxable income, the Company will, in all likelihood, be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

The composition of deferred tax assets and the related tax effects at December 31, 2009 are as follows:

       Net operating losses                                  $3,081,173

       Less valuation allowance                              (3,081,173)
                                                             ----------
                            Net deferred tax asset           $
                                                             ==========

6.  COMMITMENTS  AND  CONTINGENCIES

LEASE
-----

Our principal executive offices are located in approximately 2,000 square feet of executive office space. Persons with whom our management has other business relationships are providing this space to us on a gratuitous, at-will basis. If this arrangement were to end, we would be required to start paying rent, or find alternative space, or both.

EMPLOYMENT  AGREEMENT
---------------------

The only employment agreement that we have entered into with one of our Named Executive Officers is a verbal employment agreement with Russell Ivy, our Chief Executive Officer and President, pursuant to which Mr. Ivy is to receive a salary in the amount of $15,000 per month. Because of our lack of funds, Mr. Ivy received none of his salary in 2009. In addition, Mr. Ivy received 4.0 million shares of our common stock as a sign-on bonus at a time when these shares had a value of $240,000 based on the closing price of our shares on the date of grant.

7.  STOCKHOLDERS'  EQUITY

PREFERRED  STOCK
----------------

The Company's articles of incorporation authorize the issuance of up to 10,000,000 shares of series preferred stock, with a par value of $.001 and other characteristics determined by the Company's board of directors. As of December 31, 2009, there was no preferred stock issued or outstanding.

COMMON  STOCK
-------------

During the years ended December 31, 2009 and 2008, the Company issued shares for cash under private placements of securities and as compensation to employees and consultants.

     During February 2009 we issued 1.0 million shares of our newly-created series A preferred stock to AvStar Aviation Services, Inc. in consideration of all of the outstanding common stock in San Diego Airmotive. These 1.0 million shares of Series A Preferred Stock automatically converted into 50.0 million shares of common stock on September 21, 2009.

     During November 2009, we issued an aggregate of 10.1 million shares of its common stock for the following purposes:
     * 4.0 million shares were issued to Russell Ivy, the Company's president, as a sign-on bonus
     * 2.5 million shares were issued to Greg Noble, the Company's former vice president and a former Company director, as promised compensation for his service as a Company officer
     * 1.5 million shares were issued to PersonNameRobert Wilson, a Vice President and the Company's Chief Financial Officer, in lieu of cash compensation
     * 1.475 million shares were issued to Henry L. Schulle, an outside consultant, in lieu of cash compensation for past and future services
     * An aggregate of 300,000 shares were issued to the Company's three directors (100,000 shares each) for services as such
     * 250,000 shares were issued to an attorney for legal services previously provided having a value to be determined
     * 75,000 shares were issued to a registered securities broker dealer for services in connection with a capital raising transaction

     During December 2009, the Company issued 723,157 shares of its common stock to Henry L. Schulle in cancellation of debt in the amount of $137,399 owed by the Company to him.

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

A summary of the Company's stock option activity and related information for the years ended December 31, 2009and 2008 follows:

                                      NUMBER OF                      WEIGHTED
                                       SHARES                        AVERAGE
                                       UNDER         EXERCISE        EXERCISE
                                       OPTION          PRICE          PRICE
                                     ----------------------------------------

Balance outstanding at
  January 1, 2006                     350,000     $ 0.200-$1.000   $     0.56

Balance outstanding at
  December 31, 2007                   350,000     $ 0.200-$1.000   $     0.56

Balance outstanding at
  December 31, 2008                   350,000     $ 0.200-$1.000         0.56

Balance outstanding at
  December 31, 2009                   350,000     $ 0.200-$1.000         0.56

All outstanding stock options are exercisable at December 31, 2009. A summary of outstanding stock options at December 31, 2009 follows:

                                    REMAINING
  NUMBER OF COMMON     EXPIRATION   CONTRACTED
  STOCK EQUIVALENTS      DATE      LIFE (YEARS)    EXERCISE PRICE

   50,000              May 2010        2.1          $0.500
  100,000              May 2010        2.1           1.000
  100,000           August 2010        2.6           0.200
  100,000          January 2011        2.9           0.500
 --------
  350,000
=========


Effective June 1, 2005, the Company adopted the 2005 Equity Compensation Plan (the "Plan") under which stock in lieu of cash compensation awards may be granted from time to time to employees and consultants of the Company. The Plan allows for grants to other individuals contributing to the success of the Company at the discretion of the Company's board of directors. The purpose of the Plan is to provide additional incentives to promote the success of the Company and to enhance the Company's ability to attract and retain the services of qualified individuals. The Company reserved 25,000,000 shares of stock for issuance under the Plan. No further shares are currently available for issuance pursuant to the Plan.
There  are  no  non-vested  shares  at  December  31,  2009.

STOCK  WARRANTS
---------------
The  Company  did  not  grant  any  warrants  in  2008  or  2009.

STOCK  WARRANTS
---------------

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2009 and 2008 follows:

                           NUMBER OF                              WEIGHTED
                            SHARES                                AVERAGE
                             UNDER           EXERCISE             EXERCISE
                            WARRANT           PRICE                PRICE
                          -------------------------------------------------

Warrants outstanding at
      December 31, 2005    22,589,487  $  0.008-$3.75               0.015

  Issued                    9,000,000  $  0.010-$0.015              0.014
  Exercised                (3,626,100) $  0.007-$0.019              0.015
  Expired                  (3,428,000) $     3.75                   0.016
                           ----------
Warrants outstanding at
      December 31, 2006    24,535,387  $  0.008-$0.02               0.016

  Issued                            0
  Exercised                         0
  Expired                          (0)
                          -----------
Warrants outstanding at
      December 31, 2007    24,535,387  $  0.008-$0.02               0.016

  Issued                            0
  Exercised                         0
  Expired                          (0)
                          -----------
Warrants outstanding at
      December 31, 2008    24,535,387  $  0.008-$0.02               0.016
                          ===========
Warrants outstanding at
      December 31, 2009    24,535,387  $  0.008-$0.02               0.016

All stock warrants are exercisable at December 31, 2009. A summary of outstanding stock warrants at December 31, 2009 follows:


                                      REMAINING
  NUMBER  OF  COMMON                   CONTRACTED
 STOCK  EQUIVALENTS    EXPIRATION        LIFE             EXERCISE
                        DATE           (YEARS)            PRICE
----------------------------------------------------------------

     6,000          January  2010       1.6              0.010
     3,000          February  2010      1.7              0.120
    11,250          June  2010          1.9              0.008
    20,000          January  2012       3.8              0.01
    70,000         February  2012      3.9              0.015
  ---------
    110,250
 ==========

8.  SUBSEQUENT  EVENTS


     On March 31, 2010, the Hangar Sublease dated May 1, 2007 between San Diego Airmotive ("SDA") and French Valley Aviation, Inc. ("French Valley") terminated. The original term of this Hangar Sublease had already expired, and the parties had continued the sublease on a month-to-month basis. French Valley decided that it did not want to continue this arrangement beyond March 31, 2010, and accordingly this arrangement terminated on such date. The Company decided not to seek alternative space to continue SDA's services at French Valley Airport in Southern California, but intends to continue such services in Florida, per the proposed transaction described immediately below. The Company intends to maintain in force and effect SDA's licenses and permits so that the Company can return to provide services in California in the future, if it elects to do so.

     On April 8, 2010, (a) Twin Air Calypso Services, Inc., a newly-formed, indirect wholly-owned Florida subsidiary (the "Operating Subsidiary") of the Company, and (b) Miami Aviation Maintenance Co. ("MAMCO") executed a bill of sale whereby MAMCO assigned to the Operating Subsidiary certain of its assets used to provide aviation MRO services. These assets were assigned in consideration of 750,000 shares of the Company's common stock. In connection with the organization of the Operating Subsidiary, SDA had previously assigned all of its assets to the Operating Subsidiary in consideration of all of the shares of the common stock of the Operating Subsidiary to be outstanding for the foreseeable future. The Operating Subsidiary was formed to provide aviation MRO services, as well as airline support services. The services will be offered out of North Perry Field in Hollywood, Florida in Broward County, Florida.

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

     Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of December 31, 2009, and the significant deficiencies described above, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

     A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Rreport on Internal Control over Financial Reporting

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

     Management uses a separation of function approach to insure adequate controls. There was no material weakness identified during the preparation of year-end financial reports.

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

Changes in  Internal  Controls  over  Financial  Reporting

     During the fourth fiscal quarter of 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

     Not applicable.

                                    PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

     Our  current  directors  and  executive  officers  are  as  follows:

Name                           Age    Positions

Russell  Ivy                   43     Chief  Executive  Officer,  President and
                                      director

Henry  A.  Schulle             47     Vice  President, Secretary, and  director

James  H.  Short               67     Director

Robert Wilson                  53     Vice President and Chief Financial Officer

     The  following  is  the  background  of  our  officers  and  directors:

     Russel Ivy. Mr. Ivy has served as one of our directors and our Chief Executive Officer and President since April 2009. Mr. Ivy has served as President and Chief Executive Officer of AvStar Aviation Services, Inc., the Company's controlling stockholder, since January 2009. From January 1996 through the present, he has been a principal of the Ivy Companies, several companies that provided various merger and acquisition consulting services for various operating entities both private and public. From September 2002 to May 2004, Mr. Ivy was a principal of Seafood Anywhere, LLC., a Houston-based startup seafood distribution company supplying various types of seafood to restaurants in the Houston, Austin, San Antonio, and Dallas areas. He earned a Bachelors Degree in International Trade/Economics in 1991 from Texas Tech University.

     Henry A. Schulle. Mr. Schulle has served as one of our directors and our Vice President and Secretary since February 2009. Mr. Schulle has served as AvStar Services' Vice President and a member of AvStar Services' Board of Directors since July 2006; from July 2006 until January 2008 he also served as AvStar Services' President and Chairman of the Board of Directors. Since January 8, 2004 he has served as Chairman of the Board of Directors and a principal of Martex Trading Company, a privately held company active in the oil and gas industry as well as real estate investments and development. Martex Trading Company was the controlling member of Aurora Financial Services, LLC, a FINRA-registered broker dealer that has acted as a placement agent for AvStar Services. From December 2003 until July 2004 Mr. Schulle served as a member of the Board of Directors of TexCom, Inc. (Pink Sheets: TEXC). AvStar Services acquired San Diego Airmotive from TexCom, Inc. From January 1997 to November 2003, he was President and a Director of Texas Commercial Resources, Inc. (Pink
Sheets: TCRI) from its inception as a privately held company that merged with EZUtilities in 2001. Mr. Schulle continued as an officer and director of Texas Commercial Resources, Inc. through its subsequent successful combination with Petrosearch Energy Corporation (OTCBB: PTSG), a Houston based energy company. He served as Chairman of the Board of Unicorp, Inc., which was quoted on the OTC Bulletin Board from November 1991 until January 1998. Mr. Schulle negotiated the merger of Unicorp, Inc. with United States Refining Company, a diversified, vertically integrated petroleum refining and petrochemical company that was acquired by Houston American Energy Corp. in April 2001. From January 1998 to July 2004, Mr. Schulle was employed by Dell Computer Corporation as a database support specialist working on international assignments.

     James H. Short. Mr. Short has served as one of our directors since February 2009. He has been a member of AvStar Services' Board of Directors since July 2006. Since December 2003 he has served as a member of the Board of Directors of TexCom, Inc. (Pink Sheets: TEXC). AvStar Services acquired San Diego Airmotive from TexCom, Inc. He also served as a member of the Board of Directors of Texas Commercial Resources, Inc. (Pink Sheets: TCRI) from 2001 until 2003. Mr. Short is currently a principal and Vice president of Finance & Administration for Sabine Storage & Operations, Inc., an engineering and a consulting firm specializing in the design, engineering, permitting, construction management, and operations of hydrocarbon storage facilities in subsurface salt dome formations. In addition, he is a principal and Vice President of Marketing for Sabine Resources, Inc., a surface and mineral owner of property having hydrocarbon storage potential in a salt dome formation. Mr. Short was previously associated with Energy Consultants, Inc., a natural gas marketing entity serving municipalities in South Illinois and Indiana, on an independent contractor basis, from 1984 until 2001.From 1979 to 1984, he was Senior Vice President and a director of Coronado Transmission Company with responsibilities for gas acquisition, transportation, and sales throughout the Southern States and Rocky Mountain area. Mr. Short served as Vice President of Corporate Planning and Vice President of Gas Supply, Transportation and Sales of Lovaca Gathering Company from 1972 to 1979. He was an employee of Cities Service Oil Company from 1966 to 1972. Mr. Short holds a B.S. degree from the University of Tennessee

     Robert Wilson. Mr. Wilson has served as our Vice President and Chief Financial Officer since April 2008. He has also served as AvStar Services' Vice President and Chief Financial Officer since July 2004. Mr. Wilson also serves as the Chief Financial Officer and Operations Principal for several broker dealers and investment banking firms where his duties include compliance with FINRA, SEC and NYSE rules and regulations, the design and implementation of accounting and operations control procedures, representing firms as an expert witness and with FINRA examinations. He currently serves as a director and audit committee chairman for American Security Resources, Inc. and American Enterprise Development Corporation and as a consultant with The Professional Directors Institute. Mr. Wilson is a CPA and has over 15 years of experience as the owner of a certified public accounting firm, was previously a member of the FINRA Board of Arbitrators and has several FINRA and NYSE licenses. Mr. Wilson has previously served as operations compliance manager of the AIM Management Group, Vice President Compliance/Internal Audit of the Kemper Securities Group and an auditor with Price Waterhouse. Mr. Wilson is a 1977 graduate of Houston Baptist University and pursued additional studies at Georgetown University.

     Our Board of Directors has three members. Each director serves a one-year term that expires at the following annual meeting of stockholders. Executive officers are appointed by the Board of Directors and serve until their successors are appointed. There are no family relationships among our directors or executive officers.

Corporate  Governance

     Our Board of Directors has not established any standing committees, including an Audit Committee, Compensation Committee or a Nominating Committee. The Board of Directors as a whole undertakes the functions of those committees. The Board of Directors may establish one or more of these committees whenever it believes that doing so would benefit us.

Code of  Ethics

     We adopted a Code of Ethics for our Principal Executive and Senior Financial Officers on February 6, 2005. Anyone can obtain a copy of the Code of Ethics by contacting us at the following address: 3600 Gessner, Suite 220, Houston, Texas 77063, attention: Chief Executive Officer, telephone: (713) 914-9193. The first such copy will be provided without charge.

Compliance with  Section  16(a) of the  Exchange  Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who are the beneficial owners of more than ten percent of our common stock (collectively, the "Reporting
Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. To the best of our knowledge based solely on information available to us, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2009: Each of AvStar Aviation Services, Inc., Russell Ivy, Greg Noble, Henry A. Schulle, James H. Short and Robert Wilson failed to file timely their respective initial Form 3's; however, each of these persons (other than Mr. Noble) filed a Form 3 prior to December 31, 2009. Thomas Mathew failed to file his initial Form 3 and a Form 5 to correct the failure to file the Form 3. Each of Russell Ivy and Robert Wilson failed to file a Form 4 regarding the October 2009 grant to them of shares for their services as officers and a Form 5 to correct the failure to file the Form 4. Each of Russell Ivy, Henry A. Schulle, and James H. Short failed to file a Form 4 regarding the October 2009 grant to them of shares for their services as directors and a Form 5 to correct the failure to file the Form 4.

Item  11.  Executive  Compensation.

     The following table sets forth the compensation we paid during the fiscal years ended December 31, 2009 and 2008 to our principal executive officer and any other executive officer whose total compensation exceeded $100,000. The executive officers listed in the table below are referred to as the "Named Executive Officers."

                         Summary Compensation Table (1)

  Name and Principal Position   Year  Salary ($)  Bonus ($)  Stock      Total
       (a)                       (b)    (c)         (d)     Awards (e)   (j)

Russell Ivy,                     2009  $120,000  $240,000  $6,000     $366,000
Chief Executive Officer (2)               (3)       (4)      (5)

Gregory H. Noble,
Interim Chief Executive Officer  2009     $-0-    $-0-   $150,000 (7) $150,000
and Vice President (6)

Thomas Mathew,
Chief Executive Officer (8)      2009     $-0-    $-0-        $-0-         $-0-

Alan Premel
Chief Executive Officer (9)      2008     $-0-    $-0-        $-0-         $-0-

Charles B. Pollock,
Chief Executive Officer (10)     2008     $-0-    $-0-        $-0-         $-0-

(1) The Columns designated by the Securities and Exchange Commission for the reporting of option awards, non-equity incentive plan compensation, nonqualified deferred compensation earnings or all other compensation have been eliminated as no such awards, compensation or earnings were made to, earned by, or paid to or with respect to any person named in the table during any fiscal year covered by the table.
(2) Mr. Ivy was elected Chief Executive Officer and President effective April 30, 2009.
(3)     All  of  this  amount  was  accrued  and  not  paid.
(4) The figure in the table is based on a sign-on bonus comprised of 4.0 million shares of our common stock multiplied by $.06, the closing price of our common stock on the date of grant. These 4.0 million shares had a value of $140,000 as of April 12, 2010, based on the $.035 closing price of our common stock on that date.
(5) The figure in the table is based on a stock award for services as a director comprised of 100,000 shares of our common stock multiplied by $.06, the closing price of our common stock on the date of grant.
(6) Mr. Nobel was elected Interim Chief Executive Officer effective April 3, 2009, and he served as such until April 30, 2009. He was elected Vice President effective February 20, 2009, and he served as such until October 5, 2009.
(7) The figure in the table is based on an issuance of 2.5 million shares of our common stock to settle claims for compensation multiplied by $.06, the closing price of our common stock on the date of grant. These 2.5 million shares had a value of $87,500 as of April 12, 2010, based on the $.035 closing price of our common stock on that date.
(8) Mr. Mathew was elected President effective December 31, 2008, and he served as such until February 27, 2009.
(9) Mr. Premel was elected President effective December 23, 2008, and he served as such until December 31, 2008.
(10) Mr. Pollock served as Chief Executive Officer and President until December 23, 2008.

     No options or unvested stock awards had been granted in favor of our Named Executive Officers as of December 31, 2009.

                             Employment Agreements

     The only employment agreement that we have entered into with one of our Named Executive Officers is a verbal employment agreement with Russell Ivy, our Chief Executive Officer and President, pursuant to which Mr. Ivy is to receive a salary in the amount of $15,000 per month. Because of our lack of funds, Mr. Ivy received none of his salary in 2009, but all of his salary was accrued. In addition, Mr. Ivy received 4.0 million shares of our common stock as a sign-on bonus at a time when these shares had a value of $240,000 based on the closing price of our shares on the date of grant.

                             Director Compensation

     The following table sets forth director compensation paid during the fiscal year ended December 31, 2009, not already reflected in the Summary Compensation Table set forth above (1).

                             Stock Awards       Total
    Name                         ($)             ($)
    (a)                          (c)             (h)

  Henry A. Schulle              $6,000(2)       $6,000

  James H. Short                $6,000(2)       $6,000

(1) The columns designated by the SEC for the reporting of certain fees earned or paid in cash, option awards, non-equity incentive plan compensation, nonqualified deferred compensation earnings or all other compensation have been eliminated as no such awards, compensation or earnings were made to, earned by, or paid to or with respect to any person named in the table during fiscal 2009.

(2) The figure in the table is based on a stock award comprised of 100,000 shares of our common stock multiplied by $.06, the closing price of our common stock on the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The table sets forth below contains certain information as of April 13, 2010 concerning the beneficial ownership of our voting stock by each stockholder who is known by us to own beneficially in excess of 5% of an outstanding class of voting stock. As of April 13, 2010, none of our directors or executive officers directly owned any shares of an outstanding class of voting stock.
Each of Russell Ivy, Henry A. Schulle and James H. Short are officers and directors of AvStar Aviation Services, Inc. and thus may be deemed to be the beneficial owners of the shares owned by such corporation, provided, however, each of them has disclaimed beneficial ownership of such shares.

     Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of April 13, 2010 are treated as outstanding only for determination of the number and percent owned by such group or person.

The address for all persons indicated in the table is 3600 Gessner, Suite 220, Houston, Texas 77063.

                                Amount and Nature of Beneficial Ownership
Name of Beneficial Owner                     Number     Percent
Non-management 5% Stockholders

AvStar Aviation Services, Inc.            50,000,000     74.6%

Directors and Executive Officers

Russell Ivy                                4,100,000     6.1%
Robert Wilson                              1,500,000     2.2%
Henry A. Schulle                             100,000     *
James A. Short                               100,000     *

All directors and executive officers
    as a group (four persons)              5,900,000     8.8%

*     Less than one percent

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

     We entered into a Share Exchange Agreement fully executed on February 20, 2009 providing for our acquisition of all of the outstanding common stock in San Diego Airmotive ("SDA"). In connection with this acquisition, we issued to AvStar Aviation Services, Inc. ("AvStar Services"), the prior owner of SDA, 1.0 million shares of our series A preferred stock, which shares constituted in the aggregate over 90% of outstanding economic interest and voting power in us. These 1.0 million shares of our series A preferred stock eventually converted into 50.0 million shares of common stock. Each of Henry A. Schulle and James H. Short (each now a director of ours, and in the cases of Mr. Schulle, an officer as well) was a director or an officer or both of AvStar Services prior to the completion of this transaction. Russell Ivy (now an officer and a director of ours) became an officer and a director of AvStar Services after our acquisition of SDA. For more information about this transaction, see "Item 1. Business - General."

Independence of Directors

     The rules of the American Stock Exchange (the "AMEX") generally require that a listed company's Board of Directors be composed of a majority of independent directors. However, these rules provide that a "smaller reporting company" need only maintain a Board of Directors comprised of at least 50% independent directors. Although we are not listed on the AMEX, we use the standards established by the AMEX for determining whether or not each of our directors is "independent." We have determined that, as of April 13, 2010, James
H. Short is an "independent" director in accordance with the AMEX independence standards.

Item  14.  Principal  Accountant  Fees and  Services.

     During 2009 and 2008, the aggregate fees that we paid to Clay Thomas, P.C., our independent auditors, for professional services were as follows:

                                          Year Ended December 31,
                                          -----------------------
                                            2009          2008

Audit  Fees  (1)                     $     47,000(2)  $  15,000
Audit-Related  Fees                           N/A           N/A
Tax  Fees                                     N/A           N/A
All  Other  Fees                              N/A           N/A

(1) Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-Q.
(2) Includes $15,000 for the audit of the 2008 financial statements of San Diego Airmotive, which was acquired during 2009.

Audit  Committee  Pre-Approval of  Audit  and  Permissable
Non-Audit  Services  of  Independent  Registered  Public  Accounting  Firm.

     We do not have an audit committee, but our entire Board of Directors functions as such. Our Board of Directors pre-approves the engagement of Clay Thomas, P.C. for all audit and permissible non-audit services. Our Board of Directors annually reviews the audit and permissible non-audit services performed by Clay Thomas, P.C., and reviews and approves the fees charged by Clay Thomas, P.C. Our Board of Directors has considered the role of Clay Thomas, P.C. in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services was compatible with the maintenance of Clay Thomas, P.C.'s independence in the conduct of its auditing functions.

                                    PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)     The  following  Exhibits  are  filed  as  part  of  this  report.

Exhibit  No.     Description
------------     -----------

2.1 Stock Acquisition and Reorganization Agreement between us and Segway II Corp. dated April 26, 2000 is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on April 28, 2000, Exhibit 2.1.
2.2 Share Exchange Agreement by and between us and AvStar Aviation Services, Inc. is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on February 25, 2009, Exhibit 2.1.
3.1 First Amended and Restated Articles of Incorporation are incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on September 22, 2009, Exhibit 3.1.
3.2 By-laws are incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on April 28, 2000, Exhibit 3.2.
10.1 Bill of Sale dated April 8, 2010 by and between Twin Air Calypso Services, Inc. and Miami Aviation Maintenance Co. is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on April 13, 2010, Exhibit 10.1.
10.2 $235,000 principal amount note dated November 22, 2006 issued by AvStar Aviation Services, Inc. (AvStar") to TexCom, Inc. is incorporated herein by reference to our Annual Report on Form 10-K (SEC File No. 0-30503) filed with the SEC on
                 May  15,  2009,  Exhibit  10.1.
10.3 Modification agreement regarding promissory note dated November 22, 2006 is incorporated herein by reference to our Annual Report on Form 10-K (SEC File No. 0-30503) filed with the SEC on May 15, 2009, Exhibit 10.2.
10.4 Pledge of Shares of Stock dated November 17, 2006 is incorporated herein by reference to our Annual Report on Form 10-K (SEC File No. 0-30503)filed with the SEC on May 15, 2009, Exhibit 10.3.
14.1 Code of Ethics is incorporated herein by reference to Annual Report on Form 10-KSB for the year ended December 31, 2005
                 (SEC File No. 0-30503), Exhibit 14.1.
21.1             Subsidiaries  -  filed  herewith.
31.01            Sarbanes  Oxley  Section  302  Certifications  - filed herewith
32.01            Sarbanes  Oxley  Section  906  Certifications  - filed herewith

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AVSTAR  AVIATION  GROUP,  INC.
                               By:     /s/ Russell Ivy
                                           -----------
                               Russell  Ivy
                               Chief Executive Officer & President
                               Date:   April  15,  2010

     In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                              /s/  Russell  Ivy
                              -----------------
                             Russell  Ivy
                             Director, Chief Executive Officer & President (Principal executive officer)
                             Date:   April  15,  2010

                             /s/  Henry  A.  Schulle
                             -----------------------
                             Henry  A.  Schulle
                             Director
                             Date:   April  15,  2010

                            /s/  James  H.  Short
                            ---------------------
                            James  H.  Short
                            Director
                            Date:   April  15,  2010

                            /s/  Robert  Wilson
                            -------------------
                            Robert  Wilson
                            Vice President and Chief Financial Officer
                            (Principal financial and accounting
                            officer)
                            Date:   April  15,  2010