Form 10-Q
period 2010-03-31
AvStar Aviation Group, Inc.
filed 2010-05-19
CIK 1077319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2010


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

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the latest practicable date:    103,049,542 common shares as of
May  16,  2010

                         PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  BALANCE SHEET
                             AVSTAR AVIATION GROUP, INC.
                             Period End: March 31, 2010


                                                 March 31,       December 31,
                                                   2010              2009
                ASSETS

Current assets
     Cash                                           2,000           2,471
     Accounts receivable                           22,987          50,533
     Prepaid expenses                               8,301          10,139
     Inventory                                     44,262          44,262
                                                  -----------------------
     Total Current Assets                          77,550         107,405

Property and equipment:                            19,537          25,263
Proven oil and gas properties (successful
   efforts method), net of accumulated
   depletion of $144,723                           33,581          27,989
Unproven oil and gas properties (successful
   efforts method)                                                152,000
                                                  ------------------------
     Total Fixed Assets                            53,118         205,252

Investment in subsidiary                           60,988          10,000
                                                 -------------------------
     Total assets                                 191,656         322,657
                                                 =========================

                      AVSTAR AVIATION GROUP, INC.
                            BALANCE SHEET
                      Period End: March 31, 2010


                                                  March 31,     December 31,
                                                    2010           2009

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable                              95,190           58,843
     Credit card payable                                0           18,374
     Other current liabilities                    146,974           65,944
     Accrued interest payable to related parties   99,197           99,197
     Notes payable to related parties             161,721           24,753
     Notes payable                                      -
     Stock payable                                      -
                                                 -------------------------
     Total current liabilities                    503,082          267,111

Long term debt to related parties                 624,771          659,771
Asset retirement obligations                            0            8,193
                                                 -------------------------
     Total liabilities                         1,127,853           935,075


Stockholders' deficit:
     Preferred stock: $.001 par value;
       1,000,000 shares authorized,
       none issued and outstanding                                  10,000
     Common stock: $.001 par value;
       500,000,000 shares authorized;
       96,049,542 shares issued and
       outstanding                               430,920           390,499
     Additional paid-in capital               19,622,748        18,521,904
     Accumulated deficit                     (20,989,865)      (19,534,821)
                                             -----------------------------
     Total stockholders' deficit                (936,197)         (612,418)
                                             -----------------------------
 Total liabilities and stockholders' deficit     191,656           322,657
                                             =============================

                          AVSTAR AVIATION GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                     Three Months Ended     Three Months Ended
                                           March 31             March 31
                                             2010                 2009

Oil and gas revenue                          $1,090              $2,672
Income from subsidiary operations           100,428             172,722
                                     ----------------------------------
Total revenue                               101,518             175,394

Costs and expenses:
Cost of goods sold by subsidiary             60,619             107,797
Lease operating expenses                                            787
Production taxes                                                    146
Dry hole costs                                    -                 100
Depreciation and depletion                    3,540                 745
Selling, general and administrative,
including stock based compensation          638,800             108,432
                                            ---------------------------

Total costs and expenses                    702,959             217,907
                                            ---------------------------
Loss from operations                       (601,441)            (42,513)

Other (expenses):
Interest expense                                                (20,107)
                                           ----------------------------
Net loss                                  $(601,441)       $    (62,620)
                                           ============================

Basic and diluted net loss per common share  $(0.00)             $(0.00)

                             AVSTAR AVIATION GROUP, INC.
                  UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       for the three months ended March 31, 2010 and 2009
                                         (Unaudited)

                                     Three Months Ended     Three Months Ended
                                          March 31               March 31
                                             2010                  2009

Cash flows from operating activities:
Net loss                                   $(601,441)           $(62,620)
Adjustments to reconcile net loss to net cash
used in operating activities                 120,646              57,185
                                     -----------------------------------
Net cash used in operating activities       (480,795)             (5,425)

Cash flows from investing activities:
Capital and exploratory expenditures           3,540                   -

Cash flows from financing activities:
Repayment of debt                                  -                   -
                                     -----------------------------------
Net cash used in financing activities              -                   -
                                     -----------------------------------
Net decrease in cash and cash equivalents   (475,524)             (4,690)

Cash and cash equivalents at beginning
   of period                                   3,731               8,998
                                    ------------------------------------
Cash and cash equivalents at end of
   period                                     $2,000              $4,308
                                    ====================================

Supplemental Disclosures:
Cash paid for interest                            $-                  $-
Cash paid for income taxes                         -                   -
Noncash investing and financing
   activities:
      Oil and gas property acquired
      with common stock issuance                                 $32,000

                           AVSTAR AVIATION GROUP, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      For the Three Months ended March 31, 2010



                 Preferred                  Additional                  Total
                  Stock       Common Stock   Paid-In   Accumulated Stockholders'
                 Shares       Shares   Amount  Capital   Deficit     Deficit

Balances as of
  December 31,
  2009                      65,726,490 400,599 19,142,545 (20,388,424) (845,280)

Stock issued
   for compensation         15,000,000  15,000    435,000               450,000
   for services                721,052     721     15,863                16,584
   for forbearance             600,000     600      8,340                 8,940

Debt reduction              14,000,000  14,000     21,000                35,000

Net loss                                                     (601,441) (601,441)
                 --------------------------------------------------------------
Balance at March
   31, 2010                 96,049,542 430,920 19,622,748 (20,989,865) (936,197)
              ==================================================================

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

     Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, December 31, 2009, as reported in the Company 's latest Annual Report on Form 10-K, have been omitted.

2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND CRITICAL ACCOUNTING POLICIES

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

     ACCOUNTING ESTIMATES
     --------------------

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the country-region place United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. These estimates mainly involve the useful lives of property and equipment, the impairment of unproved oil and gas properties, the valuation of deferred tax assets and the realizability of accounts receivable.

     CASH AND CASH EQUIVALENTS
     -------------------------
     For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

     STOCK BASED COMPENSATION
     ------------------------
     Effective January 1, 2009, AvStar Aviation adopted the authoritative guidance for Stock Compensation that established financial accounting and reporting standards for stock based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. In January 2006, the Company implemented SFAS No. 123R, and accordingly, the Company accounts for compensation cost for stock option plans in accordance with SFAS No. 123R.

     CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS
     ------------------------------------------------
     Financial instruments that subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC") The Company has not experienced any losses on deposits. During the years ended December 31, 2009 and 2008, 100% of the Company's revenues were received from five customers.

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

     BASIC AND DILUTED NET LOSS PER SHARE
     ------------------------------------

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

3.     GOING  CONCERN  CONSIDERATIONS

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide cash resources to sustain its operations. During the three months ended March 31, 2010 and 2009, the Company reported net losses of $601,441 and $62,620, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

     The Company has developed a multi-step plan and has taken actions to improve its financial position and deal with its liquidity problems. The final steps of the plan are still being developed, but may include additional private placements of our common stock, and efforts to raise additional debt financing or equity investments. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability as a going concern.

     Our long-term viability as a going concern is dependent on certain key factors, as follows:

       * our ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

       * our ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

4.     STOCKHOLDERS'  EQUITY

     During January 2010 we issued 600,000 shares of our common stock to CMS Capital to resolve temporarily certain disagreements that this firm had with the Company.

     During February 2010 we issued 521,052 shares of our common stock to two Trusts for the benefit of Henry L. Schulle in lieu of cash compensation for past services provided by him and another 200,000 shares as reimbursement for certain expenses that he advanced on our behalf.

     On March 19, 2010, we issued 15.0 million shares of our common stock to Russell Ivy, our president and Chief Executive Officer, in connection with the re-negotiation of this officer's verbal employment agreement (including a salary reduction) and the memorialization of this agreement in writing. These shares were issued as an inducement to Mr. Ivy to enter into the written employment agreement.

     Moreover, we issued an aggregate of 21.0 million shares of our common stock to three persons holding interests in a convertible promissory note in exchange for an aggregate of $52,500 of the indebtedness represented by this note. Of these shares, 14.0 million were issued near the end of March 2010, and 7.0 million were issued about the third week of April 2010.

     During April 2010, we agreed to issue 750,000 shares of our common stock to Miami Aviation Maintenance Co. in consideration of the assignment of certain of our assets to a newly-formed, indirect wholly-owned Florida subsidiary of ours.

5.     RECENT  EVENTS

     On March 31, 2010, the Hangar Sublease dated May 1, 2007 between San Diego Airmotive ("SDA") and French Valley Aviation, Inc. ("French Valley") terminated. The original term of this Hangar Sublease had already expired, and the parties had continued the sublease on a month-to-month basis. French Valley decided that it did not want to continue this arrangement beyond March 31, 2010, and accordingly this arrangement terminated on such date. We decided not to seek alternative space to continue SDA's services at French Valley Airport in Southern California, but intend to continue such services in Florida, per the proposed transaction described immediately below. We intend to maintain in force and effect SDA's licenses and permits so that we can return to provide services in California in the future, if we elect to do so.

     On April 8, 2010, (a) Twin Air Calypso Services, Inc., a newly-formed, indirect wholly-owned Florida subsidiary (the "Operating Subsidiary") of the Company, and (b) Miami Aviation Maintenance Co. ("MAMCO") executed a bill of sale whereby MAMCO assigned to the Operating Subsidiary certain of its assets used to provide aviation MRO services. These assets were assigned in consideration of 750,000 shares of our common stock. In connection with the organization of the Operating Subsidiary, SDA had previously assigned all of its assets to the Operating Subsidiary in consideration of all of the shares of the common stock of the Operating Subsidiary to be outstanding for the foreseeable future. The Operating Subsidiary was formed to provide aviation MRO services, as well as airline support services. The services will be offered out of North Perry Field in Pembroke Pines, Florida in Broward County, Florida.

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

GENERAL

     Until February 2009, we had historically been an independent energy company focused on exploration and development of oil and natural gas reserves, whose core business was directed to the development of oil and gas prospects in proven onshore production areas. In February 2009, we adopted a significant change in our corporate direction. At that time, we decided to focus our efforts on acquiring aviation related businesses and developing these businesses to their commercial potential.

     Our business plan is to acquire, consolidate and grow businesses in the general aviation industry. We have adjusted our future goals and will place our primary focus on the acquisition of a portfolio of fixed base operations (FBOs) at airports that support light jet traffic along with turbine powered and piston engine aircraft. We believe that the time is here to invest in this sector. It is both a combination of the economic trends, consumer confidence and valuation levels as well as new technological innovations that have just started to impact this sector that makes our prospects of growing a portfolio of FBO businesses compelling. These facilities will be supported by our maintenance, repair and overhaul ("MRO") of aircraft providing products and services for the general aviation sector. We believe that since September 11, 2001, both private air transportation and the number of aircraft owned by both individuals and business have dramatically increased. Each of these sectors, in addition to routine maintenance, has mandated a number of inspections by the FAA that are commonly included in traditional MRO services.

     In February 2009, we acquired San Diego Airmotive ("SDA"), which had been operating (through its predecessor entity) as an MRO since 1987. SDA historically provided MRO services for single and multi-engine aircraft.

     On March 31, 2010, the Hangar Sublease dated May 1, 2007 between SDA and French Valley Aviation, Inc. ("French Valley") terminated. The original term of this Hangar Sublease had already expired, and the parties had continued the sublease on a month-to-month basis. French Valley decided that it did not want to continue this arrangement beyond March 31, 2010, and accordingly this arrangement terminated on such date. We decided not to seek alternative space to continue SDA's services at French Valley Airport in Southern California, but we are continuing such services in Florida, per the transaction described immediately below. We intend to maintain in force and effect SDA's licenses and permits so that we can return to provide services in California in the future, if we elect to do so.

     On April 8, 2010, (a) Twin Air Calypso Services, Inc., a newly-formed, indirect wholly-owned Florida subsidiary (the "Operating Subsidiary") of ours, and (b) Miami Aviation Maintenance Co. ("MAMCO") executed a bill of sale whereby MAMCO assigned to the Operating Subsidiary certain of its assets used to provide aviation MRO services. These assets were assigned in consideration of 750,000 shares of our common stock. In connection with the organization of the Operating Subsidiary, SDA had previously assigned all of its assets to the Operating Subsidiary in consideration of all of the shares of the common stock of the Operating Subsidiary to be outstanding for the foreseeable future. The Operating Subsidiary was formed to provide aviation MRO services, as well as airline support services. The services are being offered out of North Perry Field in Hollywood, Florida in Broward County, Florida. The impetus for the transaction was the recent termination of SDA's Hangar Sublease at French Valley Airport in Southern California and the perception that the continuation in Florida of the business historically conducted by SDA was advisable in view of the perceived greater strength of the local Florida economy relative to the local California market in which SDA has historically provided services.

     As capital is available to us, we intend to grow our business through the expansion of our existing MRO business as well as by acquisitions of fixed base operations ("FBOs"), expansion of our existing MRO, charter operations and other operational aircraft related businesses.

     Since our inception, we have recurring losses from operations and have depended on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended March 31, 2010, we reported a loss of $601,441 compared to a loss of $62,620 reported for the three months ended March 31, 2009.

     Our long-term viability as a going concern depends on certain key factors, as follows:

       * Our ability to continue to obtain sources of outside financing to allow us to continue our business operations.

       * Our ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     Our discussion and analysis of the financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.Critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are discussed in the footnotes to the financial statements comprising a part of this report.

RESULTS  OF  OPERATIONS

   QUARTER ENDED MARCH 31, 2010 COMPARED TO THE QUARTER ENDED MARCH 31, 2009
   -------------------------------------------------------------------------

     REVENUES. Revenues for the first quarter 2010 were $101,518 (consisting of $100,428 in revenues from aviation operations and $1,090 in revenues from oil and gas operations) compared to revenue of $175,394 for the first quarter 2009 (consisting of $172,722 in revenues from aviation operations and $2,672 in revenues from oil and gas operations). The decrease in aviation operations from the first quarter of 2009 to the first quarter of 2010 resulted from a decrease in the volume in services provided, as the local economy in California in which these operations are provided seemed to deteriorate further. The decrease in oil and gas revenues from the first quarter of 2009 to the first quarter of 2010 resulted from a decrease in production.

     EXPENSES. Costs and expenses for the first quarter 2010 were $702,959 compared to costs and expenses of $217,907 for the first quarter 2009.

     This  increase  in  costs  and  expenses  reflects  the  following:

      * $60,619 in costs of goods sold in the first quarter 2010 from SDA's operation compared to $107,797 in costs of goods sold in the first quarter 2009 as the volume of services provided decreased
      * $638,800 in selling, general and administrative expenses including stock based compensation in the first quarter 2010 compared to $108,432 in these expenses in the first quarter 2009; of the $638,800 in selling, general and administrative expenses including stock based compensation in the first quarter 2010, $450,000 relates to the issuance of 15.0 million shares of our common stock to our president and Chief Executive Officer in connection with the re-negotiation of this officer's verbal employment agreement.

     The increase in costs and expenses was partially offset as interest expense declined in the first quarter 2010 to $-0- compared to $20,107 in the first quarter 2009.

     NET LOSS. As a result of the considerable decrease in revenues and the large increase in stock based compensation-, the net loss of $601,441 for the first quarter 2010 represents an increase of $574,070 from the net loss of $62,620 for the first quarter 2009.

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

     We have outstanding the following notes that became due and payable at December 1, 2008. These notes have an aggregate principal amount totaling $624,771 and aggregate accrued interest of $99,197 as of March 31, 2010. We are currently exploring ways to satisfy these amounts. The outstanding principal amount was reduced by $17,500 in April 2010 when a portion of one of the notes was converted into our common stock.

(a) Note payable to Mary Pollock Merritt, daughter of our former chief executive officer. This note bears interest at rates of 12% per year and became due on December 31, 2008. This note is not collateralized. The outstanding balance on this note as of March 31, 2010 was $111,691, plus accrued interest. The outstanding principal amount of this note was reduced by $17,500 in April 2010 when a portion of it was converted into our common stock.

(b) Note payable to Charles Pollock, our former chief executive officer and a significant stockholder of ours. This note bears interest of 12% per year and became due on December 31, 2008. This note is not collateralized. The outstanding balance on this note as of March 31, 2010 was $400,911, plus accrued interest.

(c) Note payable to Mark Weller, our former president and a significant stockholder of ours. This note bears interest of 12% per year and became due on December 31, 2008. This note is not collateralized. The outstanding balance on this note as of March 31, 2010 was $112,169, plus accrued interest.

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

                               AVSTAR AVIATION GROUP, INC.
                               (Registrant)


                               By:    /s/Russell Ivy
                                      --------------
                                      Russell Ivy,
                                      Chief Executive Officer
                                      (Principal Executive Officer)

                                 By:    /s/ Robert Wilson
                                          -----------------
                                      Robert Wilson,
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)
May 19, 2010