Form 10-K/A
period 2009-12-31
AvStar Aviation Group, Inc.
filed 2010-06-17
CIK 1077319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)
(MARK ONE)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 103,049,542 as of June 14, 2010

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE

     This Amendment to Form 10-K is being filed solely to reflect an employment agreement with our principal executive officer and the effects of several stock issuances during the earlier part of 2010 that were overlooked prior to the filing of the Form 10-K. To bring our stock ownership more current, another stock issuance occurring subsequent to the filing of the Form 10-K is also reflected in this Amendment. Other than for the preceding, no other changes are being made to the Form 10-K.

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

     In connection with the change in our business focus, we undertook the following activities:

     * We entered into a Share Exchange Agreement fully executed on February 20, 2009 (the "Exchange Agreement") by and between us and AvStar Aviation Services, Inc. ("AvStar Services"), providing for our acquisition of all of the outstanding common stock in San Diego Airmotive ("SDA"), which (through its predecessor entity) has been providing maintenance, repair and overhaul ("MRO") services in California since 1987. For more information about the business of SDA, see "Our Business" below. In connection with this acquisition, we issued to AvStar Services, the prior owner of SDA, 1.0 million shares of our newly-created series A preferred stock ("Series A Preferred Stock"), which shares then constituted in the aggregate over 90% of outstanding economic interest and voting power in us.

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

     On April 8, 2010, (a) Twin Air Calypso Services, Inc., a newly-formed, indirect wholly-owned Florida subsidiary (the "Operating Subsidiary") of the Company, and (b) Miami Aviation Maintenance Co. ("MAMCO") executed a bill of sale whereby MAMCO assigned to the Operating Subsidiary certain of its assets used to provide aviation MRO services. These assets were assigned in consideration of 750,000 shares of the Company's common stock. In connection with the organization of the Operating Subsidiary, SDA had previously assigned all of its assets to the Operating Subsidiary in consideration of all of the shares of the common stock of the Operating Subsidiary to be outstanding for the foreseeable future. The Operating Subsidiary was formed to provide aviation MRO services, as well as airline support services. The services will be offered out of North Perry Field in Hollywood, Florida in Broward County, Florida. The impetus for the transaction was the recent termination of SDA's Hangar Sublease at French Valley Airport in Southern California and the perception that the continuation of the business historically conducted by SDA in Florida was advisable in view of the perceived greater strength of the local Florida economy relative to the local California market in which SDA has historically provided services.

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

     Prior to the consummation of the acquisition of the MAMCO assets, the Company had explored with the shareholders of MAMCO the Company's acquisition of all of the outstanding stock in MAMCO and a brother-sister corporation. In this connection, the Company had entered into a stock purchase agreement with the shareholders of MAMCO in 2007 to acquire the outstanding stock in MAMCO and the brother-sister corporation. This transaction did not close timely, and the stock purchase agreement expired. The Company and the shareholders of MAMCO have continued to explore a transaction akin to the one provided for by the expired stock purchase agreement, and have entered into a letter of intent in this regard in December 2009. With the Company's acquisition of the MAMCO assets, the letter of intent will no longer cover the acquisition of MAMCO, but it remains in effect with regard to the brother-sister corporation. No definitive agreement has been entered into in connection with this letter of intent. There can be no assurance that the entry into a definitive agreement in this regard or the completion of the acquisition of the brother-sister corporation will occur.

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

Employees

     As of June 15, 2010, we had four full-time employees, five part-time employees, and one full-time consultant.

                            Our Historical Business

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

     When we acquired all of the outstanding common stock in SDA, such stock was subject to a pledge to secure certain indebtedness incurred by AvStar Services (the seller of the SDA stock to us) in connection with AvStar Services' prior acquisition of the SDA stock from TexCom, Inc. ("Texcom"). Such indebtedness was originally scheduled to be paid off completely in early 2009, but AvStar Services fell behind in payments; so we acquired the SDA stock subject to the pledge. Moreover, our management (which is also the management of AvStar Services) owns 20.2% of our outstanding voting stock. Texcom has agreed to extend the due date of the indebtedness until the middle of October 2010. Moreover, we currently have a good working relationship with Texcom, and Texcom has been flexible in dealing with this situation. However, we have no assurance that this relationship and flexibility will continue. Moreover, this indebtedness has fallen into default in the past, and Texcom appears to have the usual rights of a secured creditor, which seem to include (in the case of a future default) the right to compel the sale of the SDA stock to satisfy the indebtedness in default or else to retain the SDA stock in full satisfaction of such indebtedness if we do not object. The exercise of such rights could result in the loss of all or significant portion of the SDA stock, which would almost certainly have a material and adverse effect on our business operations and finances and could force us to cease our operations.

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

WE HIGHLY DEPEND ON OUR CURRENT MANAGEMENT. THE LOSS OF ANY MEMBER OF OUR CURRENT MANAGEMENT COULD HARM OUR ABILITY TO EXECUTE OUR BUSINESS PLAN.

     Our success depends heavily upon the continued contributions of current management. The loss of the services of one or more of our members of management could materially adversely affect our business, operating results and financial condition. No member of our management, other than our principal executive officer, has entered into an employment agreement. Moreover, the employment agreement that our principal executive officer has entered into seemingly may be terminated by him upon notice to us, and it does not contain a covenant not to compete agreement with us. As a result, any member of our management may discontinue providing his services to us at any time and for any reason, and even thereafter commence competition with us. We cannot guarantee that we will be able to retain our key personnel. Moreover, we currently have no key person insurance on any members of management.

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

ONE  STOCKHOLDER  OWNS  A  CONTROLLING  PERCENTAGE  OF  OUR  VOTING  STOCK,  AND
CUMULATIVE  VOTING  IS  NOT  AVAILABLE  TO  STOCKHOLDERS.

     AvStar Aviation Services, Inc. ("AvStar Services") and its shareholders collectively own an aggregate of approximately 48.5% of our outstanding voting stock. Moreover, our management (which is also the management of AvStar Services) owns 20.2% of our outstanding voting stock. Cumulative voting in the election of Directors is not provided for. Accordingly, AvStar Services has the ability to elect all of our Board of Directors. AvStar Services' large percentage ownership of our outstanding voting stock essentially vests fully in it full control of our company.

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

     As of April 27, 2010, we had approximately 290 common shareholders of record and 103,049,542 common shares outstanding.

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

     During February 2010, the Company issued 521,052 shares of our common stock to two Trusts for the benefit of Henry L. Schulle in lieu of cash compensation for past services provided by him and another 200,000 shares as reimbursement for certain expenses that he advanced on our behalf.

     On March 19, 2010, the Company issued 15.0 million shares of its common stock to Russell Ivy, the Company's president and Chief Executive Officer, in connection with the re-negotiation of this officer's verbal employment agreement (including a salary reduction) and the memorialization of this agreement in writing. These shares were issued as an inducement to Mr. Ivy to enter into the written employment agreement.

     Moreover, the Company issued an aggregate of 21.0 million shares of its common stock to three persons holding interests in a convertible promissory note in exchange for an aggregate of $52,500 of the indebtedness represented by this note. Of these shares, 14.0 million were issued near the end of March 2010, and
7.0  million  were  issued  about  the  third  week  of  April  2010.

     During April 2010, the Company agreed to issue 750,000 shares of its common stock to Miami Aviation Maintenance Co. in consideration of the assignment of certain of its assets to a newly-formed, indirect wholly-owned Florida subsidiary of the Company.

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

     EXPENSES. Costs and expenses increased to $1,609,598 in 2009 from $220,070 in 2008. This increase in costs and expenses reflects the following:

      * $460,581 in costs of goods sold in the 2009 from SDA's operation compared to $19,154 in costs of goods sold in 2008 when the Company had more limited activity
     * $380,264 in selling, general and administrative expenses in 2009 compared to $193,717 in these expenses in 2008 when the Company had more limited activity
     * $137,613 in depletion and depreciation in 2009 compared to $5,335 in these expenses in 2008 as the Company wrote down a majority of its oil and gas assets in 2009
     * $631,000 in stock based compensation in 2009 compared to no such expense in 2008

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

     We have outstanding the following notes that became due and payable on December 1, 2008. These notes have an aggregate principal amount totaling $607,271 and aggregate accrued interest of $99,197 as of May 20 2010. We are currently exploring ways to satisfy these amounts.

(a) Note payable to Mary Pollock Merritt, daughter of our former chief executive officer. This note bears interest at rates of 12% per year and became due on December 31, 2008. This note is not collateralized. The current outstanding balance on this note as of May 20, 2010 was $94,191, plus accrued interest.

(b) Note payable to Charles Pollock, our former chief executive officer and a significant stockholder of ours. This note bears interest of 12% per year and became due on December 31, 2008. This note is not collateralized. The current outstanding balance on this note as of May 20 2010 was $400,911, plus accrued interest.

(c) Note payable to Mark Weller, our former president and a significant stockholder of ours. This note bears interest of 12% per year and became due on December 31, 2008. This note is not collateralized. The outstanding balance on this note as of May 20 2010 was $112,169, plus accrued interest.

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

INCOME  TAXES
-------------

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance, if necessary, is provided against defe rred tax assets, based upon management's assessment as to their realization.

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

                                        F-12
5.  INCOME  TAXES

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

                                    PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

     Our  current  directors  and  executive  officers  are  as  follows:

NAME                        AGE              POSITIONS
----                        ---              ---------
Russell  Ivy                 43              Chief  Executive Officer, President
                                             and  director

Henry  A.  Schulle           46              Vice  President,  Secretary,  and
                                             director

James  H.  Short             67              Director

Robert Wilson                53              Vice President and Chief Financial
                                             Officer

     The  following  is  the  background  of  our  officers  and  directors:

     RUSSELL  IVY.  Mr.  Ivy  has  served  as one of our directors and our Chief
Executive Officer and President since April 2009. Mr. Ivy has served as President and Chief Executive Officer of AvStar Aviation Services, Inc., the Company's controlling stockholder, since January 2009. From January 1996 through the present, he has been a principal of the Ivy Companies, several companies that provided various merger and acquisition consulting services for various operating entities both private and public. From September 2002 to May 2004, Mr. Ivy was a principal of Seafood Anywhere, LLC., a Houston-based startup seafood distribution company supplying various types of seafood to restaurants in the Houston, Austin, San Antonio, and Dallas areas. He earned a Bachelors Degree in International Trade/Economics in 1991 from Texas Tech University.

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

                         Summary Compensation Table (1)

    Name and           Year  Salary ($)   Bonus ($)  Stock Awards ($) Total ($)
Principal Position
      (a)              (b)     (c)         (d)           (e)            (j)

Russell Ivy,
Chief Executive
Officer (2)           2009   $120,000 (3)$240,000(4)   $6,000(5)     $366,000

Gregory H. Noble,
Interim Chief Executive
Officer and Vice
President (6)         2009   $-0-        $-0-        $150,000(7)     $150,000

Thomas Mathew,
Chief Executive
Officer (8)           2009   $-0-        $-0-        $-0-            $-0-

Alan Premel
Chief Executive
Officer (9)           2008   $-0-        $-0-        $-0-            $-0-

Charles B. Pollock,
Chief Executive
Officer (10)          2008   $-0-        $-0-        $-0-            $-0-

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

                             Employment Agreements

     The only employment agreement that we have entered into with one of our Named Executive Officers is an employment agreement dated March 17, 2010 with Russell Ivy, our president and Chief Executive Officer (the "Employment Agreement"). The Employment Agreement has a one-year term, possibly subject to earlier termination by either Mr. Ivy or us upon notice to the other. Under the Employment Agreement, Mr. Ivy is to receive an annual salary of $37,500, which represents a significant reduction from a salary that Mr. Ivy had heretofore been receiving pursuant to a verbal employment agreement. Furthermore, per the Employment Agreement, we agreed to issue to Mr. Ivy, 15.0 million shares of our common stock as an inducement to Mr. Ivy to enter into the written employment agreement. Mr. Ivy is also entitled to participate in any and all employee benefit plans now existing or hereafter established for our employees, provided that he meets the eligibility criterion therefor. The Employment Agreement replaced verbal employment agreement with Mr. Ivy, our Chief Executive Officer and President, pursuant to which Mr. Ivy was to receive a salary in the amount of $15,000 per month. Because of our lack of funds, Mr. Ivy received none of his salary in 2009, but all of his salary was accrued. In addition, Mr. Ivy received 4.0 million shares of our common stock as a sign-on bonus at a time when these shares had a value of $240,000 based on the closing price of our shares on the date of grant.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The table sets forth below contains certain information as of April 27, 2010 concerning the beneficial ownership of our voting stock by each stockholder who is known by us to own beneficially in excess of 5% of an outstanding class of voting stock. Each of Russell Ivy, Henry A. Schulle and James H. Short are officers and directors of AvStar Aviation Services, Inc. and thus may be deemed to be the beneficial owners of the shares owned by such corporation, provided, however, each of them has disclaimed beneficial ownership of such shares, and no ownership of such shares is attributed to them in the table below.

     In addition to the entries set forth in the table below, we are aware that each of Real Time Interests, Inc. and Big Time Financial, Inc. (on or about March 23, 2010), and Mary Merritt (on or about April 14, 2010) acquired 7.0 million of our shares of common stock, requiring them to report such share ownership on a Schedule 13D or a Schedule 13G. To our knowledge, no such filings were made by any of the three preceding persons. In addition, each of these persons has placed its or her shares in "street" name, so that we are not able to ascertain their continued ownership of our common stock, if any. As a result, we are not in a position to include the beneficial ownership of any of the three persons named in this paragraph.

     Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of April 27, 2010 are treated as outstanding only for determination of the number and percent owned by such group or person. Except as otherwise indicted, the address for all persons indicated in the table is 3600 Gessner, Suite 220, Houston, Texas 77063.

                   Amount and Nature of Beneficial Ownership

Name of Beneficial Owner                   Number       Percent
------------------------                   ------       -------
Non-Management 5% Stockholders
------------------------------
AvStar Aviation Services, Inc.          50,000,000       48.5%

La  Jolla  IPO,  Inc.  (1)
7486  La  Jolla  Blvd.,  #360
La Jolla, CA 92037                      6,000,000        5.8%

Directors and  Executive  Officers
-----------------------------------
Russell Ivy                            19,100,000       18.5%

Robert Wilson                           1,500,000        1.5%

Henry A. Schulle                          100,000          *

James A. Short                            100,000          *

 All directors and executive officers
 as a group (four persons)             20,800,000       20.2%

(1) The information for this beneficial owner is derived from a Schedule 13G filed with the SEC on May 3, 2010.

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

     We entered into a Share Exchange Agreement fully executed on February 20, 2009 providing for our acquisition of all of the outstanding common stock in San Diego Airmotive ("SDA"). In connection with this acquisition, we issued to AvStar Aviation Services, Inc. ("AvStar Services"), the prior owner of SDA, 1.0 million shares of our series A preferred stock, which shares then constituted in the aggregate over 90% of outstanding economic interest and voting power in us. These 1.0 million shares of our series A preferred stock eventually converted into 50.0 million shares of common stock. Each of Henry A. Schulle and James H. Short (each now a director of ours, and in the cases of Mr. Schulle, an officer as well) was a director or an officer or both of AvStar Services prior to the completion of this transaction. Russell Ivy (now an officer and a director of ours) became an officer and a director of AvStar Services after our acquisition of SDA. For more information about this transaction, see "Item 1. Business - General."

Independence of Directors

     The rules of the American Stock Exchange (the "AMEX") generally require that a listed company's Board of Directors be composed of a majority of independent directors. However, these rules provide that a "smaller reporting company" need only maintain a Board of Directors comprised of at least 50% independent directors. Although we are not listed on the AMEX, we use the standards established by the AMEX for determining whether or not each of our directors is "independent." We have determined that, as of May 17, 2010, James
H. Short is an "independent" director in accordance with the AMEX independence standards.

Item  14.  Principal  Accountant  Fees  and  Services.

     During 2009 and 2008, the aggregate fees that we paid to Clay Thomas,P.C., our independent auditors, for professional services were as follows:

                                     Year Ended December 31,
                                     -----------------------
                                         2009              2008
                                         ----              ----
Audit  Fees  (1)                  $     47,000(2)   $     15,000
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

Audit  Committee  Pre-Approval  of  Audist and  Permissable
Non-Audit  Services  of  Independent  Registered  Public  Accounting  Firm.

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

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)     The  following  Exhibits  are  filed  as  part  of  this  report.

Exhibit  No.     Description
------------     -----------

2.1 Stock Acquisition and Reorganization Agreement between us and Segway II Corp. dated April 26, 2000 is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on April 28, 2000, Exhibit 2.1.
2.2 Share Exchange Agreement by and between us and AvStar Aviation Services, Inc. is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on February 25, 2009, Exhibit 2.1.
3.1 First Amended and Restated Articles of Incorporation are incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on September 22, 2009, Exhibit 3.1.
3.2 By-laws are incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on April 28, 2000,
        Exhibit 3.2.
10.1 Bill of Sale dated April 8, 2010 by and between Twin Air Calypso Services, Inc. and Miami Aviation Maintenance Co. is incorporated herein by reference to our Current Report on Form 8-K (SEC File No.
        0-30503) filed with the  SEC  on  April  13,  2010,  Exhibit  10.1.
10.2 $235,000 principal amount note dated November 22, 2006 issued by AvStar Aviation Services, Inc. (AvStar") to TexCom, Inc. is incorporated herein by reference to our Annual Report on Form 10-K (SEC File No.
        0-30503) filed with the  SEC  on  May  15,  2009,  Exhibit  10.1.
10.3 Modification agreement regarding promissory note dated November 22, 2006 is incorporated herein by reference to our Annual Report on Form 10-K (SEC File No. 0-30503) filed with the SEC on May 15, 2009,
        Exhibit  10.2.
10.4 Pledge of Shares of Stock dated November 17, 2006 is incorporated herein by reference to our Annual Report on Form 10-K (SEC File No. 0-30503) filed with the SEC on May 15, 2009, Exhibit 10.3.
10.5 Employment Agreement dated March 17, 2010 with Russell Ivy is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on May 19, 2010, Exhibit 10.1.
14.1 Code of Ethics is incorporated herein by reference to Annual Report on Form 10-KSB for the year ended December 31, 2005 (SEC File No. 0-30503),
        Exhibit 14.1.
21.1    Subsidiaries  -  filed  herewith.
31.01   Sarbanes  Oxley  Section  302  Certifications  -  filed  herewith
31.02   Sarbanes  Oxley  Section  906  Certifications  -  filed  herewith

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AVSTAR  AVIATION  GROUP,  INC.

                            By:     /s/ Russell Ivy
                                    Russell  Ivy
                                    Chief Executive Officer & President
Date:   June  15,  2010