Form 10-Q
period 2010-06-30
AvStar Aviation Group, Inc.
filed 2010-08-20
CIK 1077319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2010


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

Large accelerated filer        [ ]       Accelerated filer            [ ]

Non-accelerated filer          [ ]       Smaller reporting company    [X]
(Do  not  check  if  smaller  reporting  company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 123,799,542 common shares as of August 18, 2010

                         PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     AVSTAR AVIATION GROUP
     CONSOLIDATED BALANCE SHEETS
     (Unaudited)

                                                       June 30,     December 31,
                                                         2010           2009
     ASSETS

     Current assets:
         Cash                                         $     24,917   $    4,565
         Accounts receivable                                55,965       23,950
         Prepaid expenses                                   12,542       27,916
         Inventory                                          44,262        8,301
                                                      --------------------------
     Total Current Assets                                  137,686       64,732

     Property and equipment                                 50,118       56,657

     Investment in subsidiary                              182,988       60,988

     Total fixed assets                                    233,106      117,645
                                                      -------------------------
     Total assets                                     $    370,792   $  182,377
                                                      =========================

     LIABILITIES AND STOCKHOLDERS' DEFICIT

     Current liabilities:
         Accounts payable                             $    145,910   $  164,403
         Credit card payable                                             99,197
         Other current liabilities:
           Accrued interest payable to related parties      99,197       11,900
           Notes payable - other                           192,579
           Notes payable to related parties                231,470
           Accrued Liability                                            114,965
                                                      -------------------------

     Total current liabilities                             669,156      390,465

     Long-term debt to related parties                     513,080      659,771
     Asset retirement obligations
                                                      -------------------------
     Total liabilities                                   1,182,236    1,050,236

     Stockholders' deficit:
     Preferred stock: $.001 par value; 10,000,000
     shares authorized, none issued and outstanding                           -
     Common stock: $.001 par value; 500,000,000
     shares authorized, 104,799,542 and 15,728,490
     shares issued and outstanding at June 30, 2010
     and December 31, 2009, respectively                   439,670      400,599
     Additional paid-in capital                         19,876,498   19,142,545
     Accumulated deficit                               (21,127,612) (20,411,003)
                                                     --------------------------
     Total stockholders' deficit                          (811,444)    (867,859)
                                                     --------------------------
     Total liabilities and stockholders' deficit     $     370,792 $    182,377
                                                     ==========================

                             AVSTAR AVIATION GROUP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                    Three Months Ended          Six Months Ended
                                          June 30,                   June 30,
                                      2010        2009        2010         2009

     Oil and gas revenue          $       141  $    1,623   $  1,231  $   4,295
     Revenue from aviation
       operations                      55,703     163,601    156,131    336,324
                                  ---------------------------------------------
     Total revenue                     55,844     165,224    157,362    340,619

     Costs and expenses:
     Cost of goods sold                67,764      93,546    128,384    202,804
     Lease operating expenses
     Production taxes                                                       146
     Dry hole costs                         -           -          -          -
     Depreciation, depletion and
     amortization                       3,000                  6,540        745
     Forbearance                                             137,249
     Selling, general and
     administrative expenses          206,611      83,183    708,161    198,738
                                 ----------------------------------------------

     Total costs and expenses         277,375     176,729    980,334    402,433
                                 ----------------------------------------------
     Loss from operations            (221,531)    (11,505)  (822,972)   (61,814)

     Other income and (expenses):
     Other income                           -           -          -          -
     Interest expense

                             AVSTAR AVIATION GROUP
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     for the Six months ended June 30, 2010
                                  (Unaudited)


                                         Additional      Accumu-   Stockholders'
                        Stock               Paid-In       lated       Equity
                        Shares   Amount     Capital       Deficit     (Deficit)

Balance at December
  31  2009          65,728,490  $400,599 $ 19,142,545 $(20,411,003)   ($867,859)
Stock issued:
  for compensation  15,000,000    15,000      435,000                   450,000
  for services         721,052       721       15,863                    16,584
  forbearance          600,000       600        8,340                     8,940
  Reduction of Debt 14,000,000    14,000       21,000                    35,000
  Debt Conversion    7,000,000     7,000      203,000                   210,000
  Acquisition of
    MAMCO              750,000       750       21,750                    22,500
  Forbearance        1,000,000     1,000       29,000                    30,000
Gain on acquisition                                        106,363      106,363
Net loss                                                  (822,972)    (822,972)
                   ------------------------------------------------------------

Balance at June
 30, 2010          104,799,542  $439,670 $ 19,876,498  $(21,127,612)$  (811,444)
                  =============================================================

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

     Effective January 1, 2009, AvStar Aviation adopted the authoritative guidance for Non-Controlling Interests to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary which does not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements that shall be applied retrospectively for all periods presented. The Company does not believe that the adoption of SFAS 160 would have a material effect on its consolidated financial position, results of operations or cash flows.

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

     STOCK BASED COMPENSATION
     ------------------------

     Effective January 1, 2009, AvStar Aviation adopted the authoritative guidance for Stock Compensation, which established financial accounting and reporting standards for stock based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. In January 2006, the Company implemented SFAS No. 123R, and accordingly, the Company accounts for compensation cost for stock option plans in accordance with SFAS No. 123R.

     CONCENTRATION OF CREDIT RISK
     ----------------------------

     Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses on deposits.
]
     INCOME TAXES
     ------------

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     -----------------------------------------

     The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

3.     GOING  CONCERN  CONSIDERATIONS

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide cash resources to sustain its operations. During the six months ended June 30, 2010 and 2009, the Company reported net losses of $822,972 and $61,814, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

     On March 19, 2010, we issud 15.0 million shares of our common stock to Russell Ivy, our president and Chief Executive Officer at the time, in connection with the re-negotiation of this officer's verbal employment agreement (including a salary reduction) and the memorialization of this agreement in writing. These shares were issued as an inducement to Mr. Ivy to enter into the written employment agreement.

     Moreover, we issued an aggregate of 21.0 million shares of our common stock to three persons holding interests in a convertible promissory note in exchange for an aggregate of $52,500 of the indebtedness represented by this note. Of these shares, 14.0 million were issued near the end of March 2010, and 7.0 million were issued about the third week of April 2010.

     During June 2010, we issued 750,000 shares of our common stock to Miami Aviation Maintenance Co. in consideration of the assignment of certain of its assets to a newly-formed, indirect wholly-owned Florida subsidiary of ours.

     During June 2010, we issued 600,000 shares of our common stock to CMS Capital to resolve temporarily certain disagreements that this firm had with the Company.

     During July 2010, we issued 4.0 million shares of our common stock to an attorney for the Company to secure accrued fees owed to him.

     During July 2010, we issued an aggregate of 10.0 million shares of our common stock to an investors' relations firm for services to be provided and 5.0 million shares of our common stock to persons holding interests in a convertible promissory note in exchange for a reduction in some of the indebtedness represented by this note.

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

     On April 8, 2010, (a) Twin Air Calypso Services, Inc., a newly-formed, indirect wholly-owned Florida subsidiary (the "Operating Subsidiary") of the Company, and (b) Miami Aviation Maintenance Co. ("MAMCO") executed a bill of sale whereby MAMCO assigned to the Operating Subsidiary certain of its assets used to provide aviation MRO services. These assets were assigned in consideration of 750,000 shares of our common stock. In connection with the organization of the Operating Subsidiary, SDA had previously assigned all of its assets to the Operating Subsidiary in consideration of all of the shares of the common stock of the Operating Subsidiary to be outstanding for the foreseeable future. The Operating Subsidiary was formed to provide aviation MRO services, as well as airline support services. The services are being offered out of North Perry Field in Pembroke Pines, Broward County, Florida.

     On August 19, 2010, we completed a transaction in which we acquired all of the outstanding stock in Twin Air Calypso Limited, Inc. We acquired Twin Air in exchange for 18.0 million shares of our common stock and some cash payments in the approximate aggregate amount of $275,000 to be paid in a small number of future installments over the fairly near future. Because of amounts previously paid, we were not required to pay any cash down payment at closing. Twin Air operates a charter air service from South Florida to the Bahamas with seven aircrafts. In connection with the completion of this transaction, Clayton I.
Gamber, a stockholder in and the chief executive officer of Twin Air, was elected to our Board of Directors and as our Chief Executive Officer and President. Russell S. Ivy, our previous Chief Executive Officer and President, will remain as a Vice President responsible for acquisitions and financings.

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

     Since our inception, we have recurring losses from operations and have depended on existing stockholders and new investors to provide the cash resources to sustain its operations. During the six months ended June 30, 2010, we reported a loss of $822,972 compared to a loss of $ 61,814 reported for the six months ended June 30, 2009.

     Our long-term viability as a going concern depends on certain key factors, as follows:

     * Our ability to continue to obtain sources of outside financing to allow us to continue our business operations.

     * Our ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

Critical  Accounting  Poicies and  Estimates

     Our discussion and analysis of the financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. Critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are discussed in the footnotes to the financial statements comprising a part of this report.

Results of Operations

    Quarter Ended June 30, 2010 Ccompared to the Quarter Ended June 30, 2009
    -----------------------------------------------------------------------

     Revenues. Revenues for the second quarter 2010 were $55,844 (consisting of $55,703 in revenues from aviation operations and $141 in revenues from oil and gas operations) compared to revenue of $165,224 for the second quarter 2009 (consisting of $163,601 in revenues from aviation operations from SDA and $1,623 in oil and gas revenues). The decrease in aviation operations in the second quarter of 2010 from the second quarter of 2009 resulted from our need to transition our business from French Valley Airport in Southern California to North Perry Field in Pembroke Pines, Florida in Broward County, Florida, as our lease in Southern California expired at the end of the first quarter of 2010. Because of this transition, we were constrained to develop new customer bases. The decrease in oil and gas revenues in the second quarter of 2010 from the second quarter of 2009 resulted from a decrease in production.

     Expenses.  Costs  and  expenses  for  the second quarter 2010 were $277,375
compared  to  costs and expenses of $176,729 for the second quarter 2009.   This
increase  in  costs  and  expenses  reflects  the  following:

     * $67,764 in costs of goods sold in the second quarter 2010 from aviation operations compared to $93,546 in costs of goods sold in the second quarter 2009 as the volume of services provided decreased

     * $206,611 in selling, general and administrative expenses including stock based compensation in the second quarter 2010 compared to $83,183 in these expenses in the second quarter 2009.


     Net Loss. As a result of the considerable decrease in revenues and the large increase in selling, general and administrative expenses, the net loss of $221,531 for the second quarter 2010 represents an increase of $210,026 from the net loss of $11,505 for the second quarter 2009.

 Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
 -----------------------------------------------------------------------------

     Revenues. Revenues for the first half 2010 were $157,362, consisting of $156,131 in revenues from aviation operations and $1,231 in oil and gas revenues. These revenues represent a great decrease from revenues for the first half 2009 of $340,619, consisting of $336,324 in revenues from aviation operations and $4,295 in oil and gas revenues. The decrease in aviation operations in the first half of 2010 from the first half of 2009 resulted from our need to transition our business from French Valley Airport in Southern California to North Perry Field in Pembroke Pines, Florida in Broward County, Florida, as our lease in Southern California expired at the end of the first quarter of 2010. Because of this transition, we were constrained to develop new customer bases. The decrease in oil and gas revenues in the first half of 2010 from the first half of 2009 resulted from a decrease in production.

     Expenses. Costs and expenses increased to $980,334 in the first half 2010 from $402,433 in the first half 2009. This increase in costs and expenses reflects the following:

      * $128,384 in costs of goods sold in the first half 2010 from aviation operations compared to $202,804 in costs of goods sold in the first half 2009 from aviation operations as the volume of services provided decreased

      * $708,161 in selling, general and administrative expenses including stock based compensation in the first half 2010 compared to $198,738 in these expenses in the first half 2009; of the $708,161 in selling, general and administrative expenses.

     Net Loss. As a result of the considerable decrease in revenues and the considerable increase in expenses, the net loss of $822,972 for the first half 2010 represents an increase of $761,158 from the net loss of $61,814 for first half 2009.

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

     We have outstanding the following notes that became due and payable at December 1, 2008. These notes have an aggregate principal amount totaling $513,080 and aggregate accrued interest of $99,197 as of June 30, 2010. We are currently exploring ways to satisfy these amounts.

     (a) Note payable to Mary Pollock Merritt, daughter of our former chief executive officer. This note bears interest at rates of 12% per year and became due on December 31, 2008. This note is not collateralized. This note was paid in full in June 2010.

     (b) Note payable to Charles Pollock, our former chief executive officer and a significant stockholder of ours. This note bears interest of 12% per year and became due on December 31, 2008. This note is not collateralized. The outstanding balance on this note as of June 30, 2010 was $400,911, plus accrued interest.

     (c) Note payable to Mark Weller, our former president and a significant stockholder of ours. This note bears interest of 12% per year and became due on December 31, 2008. This note is not collateralized. The outstanding balance on this note as of June 30, 2010 was $112,169, plus accrued interest.

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

                                    AVSTAR AVIATION GROUP, INC.
                                   (Registrant)


                                    By:     /s/Clayton I. Gamber, Jr.
                                            -------------------------
                                            Clayton I. Gamber, Jr.,
                                            Chief Executive Officer
                                           (Principal Executive Officer)


                                    By:     /s/ Robert Wilson
                                            -----------------
                                            Robert Wilson,
                                            Vice President and Chief Financial
                                               Officer
                                           (Principal Financial Officer and
                                               Principal Accounting Officer)
August 19, 2010