Form 10-Q
period 2010-09-30
AvStar Aviation Group, Inc.
filed 2010-11-22
CIK 1077319

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2010

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
   (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                   Identification No.)


                 3600 Gessner, Suire 220, Houston, Texs 77063
                    (Address of principal executive offices)

                                  713-965-7582
                        (Registrant's telephone number)

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

Large accelerated filer        [ ]       Accelerated filer            [ ]

Non-accelerated filer          [ ]       Smaller reporting company    [X]
(Do  not  check  if  smaller  reporting  company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 151,899,542 common shares as of November 14, 2010

                         PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                             AVSTAR AVIATION GROUP, INC.
                            CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                  September 30,     December 31,
                                                       2010            2009
ASSETS

Current assets:
     Cash                                           $    10,295    $   4,565
     Accounts receivable                                161,406       23,950
     Prepaid expenses                                    32,042        8,301
     Parts and inventory                                 44,262       27,916
                                                    ------------------------
         Total Current Assets                           248,005       64,732

Property and equipment:
     Oil and gas properties (successful efforts
     method net of accumulated depletion of
     $143,234 and $138,642)                              52,432       56,657
     Unproven oil and gas properties (successful
     efforts method)
                                                    ------------------------

Total property and equipment                             52,432       56,657

Investment in subsidiary                                632,407       60,988

                                                    ------------------------
Total assets                                        $   932,844    $ 182,377
                                                    ========================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                    $   174,375   $  164,403
Other current liabilities                               295,321      114,965
Accrued interest payable to related parties              99,197       99,197
Notes payable - other                                    68,448
Notes payable to related parties                        260,982       11,900
                                                    -----------------------

Total current liabilities                               898,323      390,465

Long-term debt to related parties                       585,696      659,771

                                                    -----------------------
Total liabilities                                     1,484,019    1,050,236

Stockholders' deficit:
Preferred stock: $.001 par value; 10,000,000
shares authorized, none issued and outstanding                -            -
Common stock: $.001 par value; 500,000,000
shares authorized; 146,399,542 and 15,728,490
shares issued and outstanding at September 30,
2010 and December 31, 2009, respectively                440,111     400,599
Additional paid-in capital                           20,317,213  19,142,545
Accumulated deficit                                 (21,308,499)(20,411,003)
                                                    -----------------------
Total stockholders' deficit                            (551,175)   (867,859)
                                                    -----------------------
Total liabilities and stockholders' deficit        $    932,844     182,377
                                                    ========================

                          AVSTAR AVIATION GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                Three Months Ended          Nine Months Ended
                                   September 30,             September 30,
                               2010          2009         2010       2009

Oil and gas revenue        $       -   $        -      $   1,231   $     4,295
Revenue from aviation
   operations                516,893      183,718      1,121,756       519,913
                           ---------------------------------------------------
Total revenue                516,893      183,718      1,122,987       524,208

Costs and expenses:
Cost of goods sold           448,692      160,500        873,308       363,304
Lease operating expenses
Production taxes                                                           146
Dry hole costs                     -            -              -             -
Depreciation, depletion and
   amortization                2,226       24,515          8,226        19,534
Impairment
Selling, general and
  administrative
  expenses                   322,632       42,940      1,245,312       252,473
                           ---------------------------------------------------

Total costs and expenses     773,500      232,955      2,126,846       635,457
                           ---------------------------------------------------
Loss from operations        (256,657)     (49,237)    (1,003,859)     (111,249)

Other income and (expenses):
   Other income                    -            -              -             -
   Interest expense                                                    (20,107)
                           ---------------------------------------------------
Net loss                  $ (256,657)  $  (49,237)  $ (1,003,859)   $ (131,356)
                           ===================================================

Basic and diluted net loss per common
   share                   $    (0.00)  $   (0.00)    $    (0.00)   $    (0.00)

Weighted average common
  shares                  151,899,542  53,904,995    151,899,542    53,904,995

                          AVSTAR AVIATION GROUP, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     for the Nine months ended September 30, 2009
                                  (Unaudited)



                    Commmon               Additional  Accumu-    Stockholders'
                     Stock                   Paid-In    lated       Equity
                    Shares    Amount        Capital     Deficit    (Deficit)

Balance at December
  31, 2009         65,728,490 $ 400,599  $ 19,142,545 $ (20,411,003) $ (867,859)

Stock issued:
 for compensation  15,000,000    15,000       435,500                   435,500
 for services      24,721,052       874       189,477                   190,351
 forbearance        1,600,000     1,600        37,340                    37,340
 reduction of debt 14,000,000    14,000        21,000                    35,000
 debt conversion    7,000,000     7,000       203,000                   210,000
 acquisition       18,350,000     1,039       288,351                   289,390
Gain on conversion                                          106,363     106,363
Net loss                                             -   (1,003,859) (1,003,859)
                ---------------------------------------------------------------

Balance at September
  30, 2010        146,399,542 $ 440,111  $ 20,317,213 $  (21,308,499) $(551,175)
               ================================================================

                         AVSTAR AVIATION GROUP, INC.
              UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                for the nine months ended September 30, 2010 and 2009
                               (Unaudited)


                                                          2010          2009


Cash flows from operating activities:
Net loss                                            $ (1,003,859) $  (131,355)
Adjustments to reconcile net loss to net cash
  used in operating activities                           231,909      106,892

Net cash used in operating activities                   (771,950)     (24,463)

Cash flows from investing activities                    (375,946)           -

Cash flows from financing activities                  1,140,104        25,000
                                                      ----------------------
Net cash provided by (used in) financing activities   1,140,104        25,000
                                                      ----------------------
Net increase/(decrease) in cash and cash equivalents     (7,792)          537

Cash and cash equivalents at beginning of period         18,087         8,998
                                                     -----------------------
Cash and cash equivalents at end of period           $   10,295  $      9,535
                                                     =======================

Supplemental Disclosures
Cash paid for interest                               $         -  $        -
Cash paid for income taxes                                     -           -
Non Cash Disclosures
Reclassification of accrued interest into principal
Reclassification of long-term debt
   to short-term debt

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

Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, December 31, 2009, as reported in the Company's latest Annual Report on Form 10-K, have been omitted.

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

3.     GOING  CONCERN  CONSIDERATIONS

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide cash resources to sustain its operations. During the nine months ended September 30, 2010 and 2009, the Company reported net losses of $1,003,859 and $131,356, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

4.     STOCKHOLDERS'  EQUITY

     During January 2010 the Company issued 600,000 shares of its common stock to CMS Capital to resolve temporarily certain disagreements that this firm had with the Company.

     During February 2010 the Company issued 521,052 shares of its common stock to two Trusts for the benefit of Henry L. Schulle in lieu of cash compensation for past services provided by him and another 200,000 shares as reimbursement for certain expenses that he advanced on our behalf.

     On March 19, 2010, the Company issued 15.0 million shares of its common stock to Russell Ivy, then our president and Chief Executive Officer, in connection with the re-negotiation of this officer's verbal employment agreement (including a salary reduction) and the memorialization of this agreement in writing. These shares were issued as an inducement to Mr. Ivy to enter into the written employment agreement.

     Moreover, the Company issued an aggregate of 21.0 million shares of its common stock to three persons holding interests in a convertible promissory note in exchange for an aggregate of $52,500 of the indebtedness represented by this note. Of these shares, 14.0 million were issued near the end of March 2010, and
7.0  million  were  issued  about  the  third  week  of  April  2010.

     During June 2010, the Company issued 750,000 shares of its common stock to Miami Aviation Maintenance Co. in consideration of the assignment of certain of its assets to a newly-formed, indirect wholly-owned Florida subsidiary of ours.

     During June 2010, the Company issued 600,000 shares of its common stock to CMS Capital to resolve temporarily certain disagreements that this firm had with the Company.

     During July 2010, the Company issued 4.0 million shares of its common stock to an attorney for the Company to secure accrued fees owed to him.

     During July 2010, the Company issued an aggregate of 10.0 million shares of its common stock to an investors' relations firm for services to be provided, and 5.0 million shares of our common stock to a person holding interest in a convertible promissory note in exchange for a reduction of $12,500 of the indebtedness represented by this note.

     During August 2010, the Company issued an aggregate of 17.6 million shares of its common stock to the shareholders of Twin Air Calypso Limited, Inc. in connection with the acquisition of that Company.

     During August 2010, the Company issued 5.0 million shares of its common stock to Henry A. Schulle, a vice president and the Company's Secretary, for unspecified services rendered in connection with the founding of the Company, the continued operation of the Company, and as an inducement for Mr. Schulle to enter into an employment agreement.

     During October 2010, the Company issued 12.0 million shares of its common stock to a person holding a convertible note, in exchange for the payment $12,000 of the indebtedness represented by the note.

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

     On April 8, 2010, (a) Twin Air Calypso Services, Inc., a newly-formed, indirect wholly-owned Florida subsidiary (the "MRO Subsidiary") of the Company, and (b) Miami Aviation Maintenance Co. ("MAMCO") executed a bill of sale whereby MAMCO assigned to the MRO Subsidiary certain of its assets used to provide aviation MRO services. These assets were assigned in consideration of 750,000 shares of our common stock. In connection with the organization of the MRO Subsidiary, SDA had previously assigned all of its assets to the MRO Subsidiary in consideration of all of the shares of the common stock of the MRO Subsidiary to be outstanding for the foreseeable future. The MRO Subsidiary was formed to provide aviation MRO services, as well as airline support services. The services are being offered out of North Perry Airport in Pembroke Pines, Broward County, Florida.

     On August 19, 2010, we completed a transaction in which we acquired all of the outstanding stock in Twin Air Calypso Limited, Inc. (the "Charter Air Subsidiary"), a company related to MAMCO. We acquired the Charter Air Subsidiary in exchange for 18.0 million shares of our common stock and some cash payments in the approximate aggregate amount of $275,000 to be paid in a small number of future installments over the fairly near future. Because of amounts previously paid, we were not required to pay any cash down payment at closing. The Charter Air Subsidiary operates a charter air service from South Florida to the Bahamas with eight aircraft. In connection with the completion of this transaction, Clayton I. Gamber, a stockholder in and the chief executive officer of the Charter Air Subsidiary, was elected to our Board of Directors and as our Chief Executive Officer and President.

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

GENERAL

     Until February 2009, we had historically been an independent energy company focused on exploration and development of oil and natural gas reserves, whose core business was directed to the development of oil and gas prospects in proven onshore production areas. In February 2009, we adopted a significant change in our corporate direction. At that time, we decided to focus our efforts on acquiring aviation related businesses and developing these businesses to their commercial potential. Due to acquisitions, we are now in two aviation sectors, the maintenance, repair and overhaul ("MRO") of aircraft providing products and services for the general aviation sector, and the charter air service business.

     Currently, we are striving to stabilize our two existing businesses in view of the difficult economy over the past few years. Once these are stabilized, our business plan will be to acquire, consolidate and grow businesses in the general aviation industry. We have adjusted our future goals and will place our primary focus on the acquisition of a portfolio of fixed base operations ("FBOs") at airports that support light jet traffic along with turbine powered and piston engine aircraft. We believe that the time is here to invest in this sector. A combination of the economic trends, valuation levels, and technological innovations has impacted this sector, making our prospects of growing a portfolio of FBO businesses compelling. These facilities will be supported by our existing MRO business. We believe that after September 11, 2001, both private air transportation and the number of aircraft owned by both individuals and business dramatically increased, although such increase has been tempered in recent years due to the recent unfavorable economy. Each of these sectors, in addition to routine maintenance, has mandated a number of inspections by the FAA that are commonly included in traditional MRO services.

     In February 2009, we acquired San Diego Airmotive ("SDA"), which had been operating (through its predecessor entity) as an MRO since 1987. SDA historically provided MRO services for single and multi-engine aircraft.

     On March 31, 2010, the Hangar Sublease dated May 1, 2007 between SDA and French Valley Aviation, Inc. ("French Valley") terminated. The original term of this Hangar Sublease had already expired, and the parties had continued the sublease on a month-to-month basis. French Valley decided that it did not want to continue this arrangement beyond March 31, 2010, and accordingly this arrangement terminated on such date. We decided not to seek alternative space to continue SDA's services at French Valley Airport in Southern California but we are continuing such services in Florida, per the transaction described immediately below. We intend to maintain in force and effect SDA's licenses and permits so that we can return to provide services in California in the future, if we elect to do so.

     On April 8, 2010, (a) Twin Air Calypso Services, Inc., a newly-formed, indirect wholly-owned Florida subsidiary (the "MRO Subsidiary") of ours, and
(b) Miami Aviation Maintenance Co. ("MAMCO") executed a bill of sale whereby MAMCO assigned to the MRO Subsidiary certain of its assets used to provide aviation MRO services. These assets were assigned in consideration of 750,000 shares of our common stock. In connection with the organization of the MRO Subsidiary, SDA had previously assigned all of its assets to the MRO Subsidiary in consideration of all of the shares of the common stock of the MRO Subsidiary to be outstanding for the foreseeable future. The MRO Subsidiary was formed to provide aviation MRO services, as well as airline support services. The services are being offered out of North Perry Airport in Pembroke Pines, Florida in Broward County, Florida. The impetus for the transaction was the recent termination of SDA's Hangar Sublease at French Valley Airport in Southern California and the perception that the continuation in Florida of the business historically conducted by SDA was advisable in view of the perceived greater strength of the local Florida economy relative to the local California market in which SDA has historically provided services.

The MRO Subsidiary has the following features and provides the following services:

     *     FAA Cetified PArt 145 Repair Station in cluding avionics
     *     Major & Minor Airframe Repairs on all aircraft 12,500 pounds and less
     *     Annual Inspections
     *     Computerized Aircraft Weight and Balance
     * Engine Maintenance, Repair & Overhaul including custom installations and refurbishment.
     *     Aircraft Modifications and STC kit installations
     *     Routine Maintenance/Insurance and Accident Repairs
     *     Composite Airframe Repairs
     *     Pre-purchase Inspections/Log Book Analysis
     *     Oxygen Service/Nitrogen Service
     *     Service Parts
     *     Janitrol/Southwind Heater Service/AD compliance inspections
     *     Dye/Fluorescent Penetrant Inspection Service
     *     Aircraft Exterior & Interior Detailing Services
     *     ACES Dynamic propeller balancing service
     *     Avionics installations and repairs
     *     Minor paint repairs and detailing
     *     Instrument Panel upgrades and Component installs
     *     Engine Scanners and Monitor installation
     *     EGT/CHT calibration

     The MRO Subsidiary recently commenced a focused, direct marketing program of its services and is starting to see an increased interest from potential customers. Moreover, the MRO Subsidiary currently has the only avionics shop at North Perry Field, providing services for the electronic systems on aircraft that provide communications, navigation and guidance, display systems, flight management systems, sensors and indicators, weather radars, electrical systems, and various onboard computers. Finally, the MRO Subsidiary recently completed the lease of a fuel truck, pursuant to which it will offer to sell fuel to third parties. This truck will also provide fuel to the Charter Air Subsidiary (discussed immediately below) at discounted rates, enabling this other subsidiary to realize fuel cost savings. All training regarding the operation of the fuel truck has been completed, and commencement of sales by this truck is contingent solely upon the completion of the fire inspector's inspection, which is expected by the end of November 2010, but we have no assurance in this regard.

     On August 19, 2010, we completed a transaction in which we acquired all of the outstanding stock in Twin Air Calypso Limited, Inc. (the "Charter Air Subsidiary"), a company related to MAMCO. We acquired the Charter Air Subsidiary in exchange for 18.0 million shares of our common stock and some cash payments in the approximate aggregate amount of $275,000 to be paid in a small number of future installments over the fairly near future. Because of amounts previously paid, we were not required to pay any cash down payment at closing. In connection with the completion of this transaction, Clayton I. Gamber, a stockholder in and the chief executive officer of the Charter Air Subsidiary, was elected to our Board of Directors and as our Chief Executive Officer and President.

     In connection with the acquisition of the Charter Air Subsidiary and in order to effectuate a verbal agreement and understanding that they had made some time ago, we and the stockholders of the Charter Air Subsidiary entered into certain option agreements (the "Option Agreements"). The Option Agreements permit us to repurchase a portion of the 18.0 million shares of common stock issued in connection with the acquisition for an aggregate purchase price of $1.75 million. The number of shares depends on the per-share "Market Value" of our common stock, which is basically the 20-day trading average prior to the time of exercise. The portion of such 18.0 million shares that may be repurchased generally equals the quotient obtained by dividing $1.25 million by the Market Value; provided, however, that the stockholders of the Charter Air Subsidiary may retain a maximum of 7.353 million shares and a minimum of 625,000 shares. Moreover, the Option Agreements require us to repurchase the portion of shares determined in accordance with the preceding whenever we complete a private placement of our securities for an aggregate purchase price of at least $3.0 million.

     The Charter Air Subsidiary operates a charter air service from South Florida to the Bahamas with eight leased aircraft. It has regular flights of both passengers and cargo to two destinations on the island of Abaco and three destinations on the island of Eleuthera. The Charter Air Subsidiary also flies to other destinations in the Bahamas on a chartered basis. Currently, only three of the Charter Air Subsidiary's leased aircraft are flying, as five of these aircraft are currently down for routine maintenance and refurbishing. However, we will need to raise about $500,000 to complete this maintenance and refurbishing. Our goal is to raise this amount, and complete the maintenance and refurbishing, so that all eight planes will be phased into operation by the the end of the first quarter of 2011. Although we are now seeking to raise this amount, we have no assurance that we will be able to do so. We are striving to get all eight aircraft operational in order to fill the voids in the market caused by the challenging ecomony in the market. This challenging market has caused some of our competitors to suspend or cease flying, creating a void in certain routes that we believe we can fill in a manner positive to our financial performance. The additonal aircraft will allow the West Palm Beach market to be opened and new destination in the Bahamas started.

     Since August 19 of this year a review of existing acquisition plans has been completed, a new "affiliate" program has been developed, and strategies for obtaining airframe and avionic dealerships have been implemented. Several companies have been identified as acquisition targets for the first quarter of 2011. The "affiliate" program will expand AvStar's capabilities while decreasing operating costs for the Charter Air Subsidiary. In December of 2010 the Charter Air Subsidiary will be moving to a new facility on the Ft Lauderdale-Hollywood International Airport that will lower rental and fuel costs while providing a more efficient operation and better amenities for the passengers.

     As capital is available to us, we intend to grow our business through the expansion of our existing MRO business as well as by acquisitions of fixed base operations ("FBOs"), expansion of our existing maintenance, repair and overhaul operations ("MROs"), and charter operations.

     Since our inception, we have recurring losses from operations and have depended on existing stockholders and new investors to provide the cash resources to sustain its operations. During the nine months ended September 30, 2010, we reported a loss of $1,003,859 compared to a loss of $131,356 reported for the nine months ended September 30, 2009.

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

                          RESULTS  OF  OPERATIONS

                  QUARTER ENDED SEPTEMBER 30, 2010 COMPARED
                    TO THE QUARTER ENDED SEPTEMBER 30, 2009

     REVENUES. Revenues for the third quarter 2010 were $516,893 (consisting of $516,893 in revenues from aviation operations and $-0- in revenues from oil and gas operations) compared with revenue of $183,718 for the third quarter 2009 (all from aviation operations from SDA). The increase in revenues in the third quarter of 2010 resulted from the acquisition of Twin Air Calypso Limited and additional business for Twin Air Calypso Services. The decrease in oil and gas revenues in the third quarter of 2010 from the third quarter of 2009 resulted from a decrease in production.

     EXPENSES.  Costs  and  expenses  for  the  third quarter 2010 were $773,550
compared  with costs and expenses of $232,955 for the third quarter 2009.   This
increase  in  costs  and  expenses  reflects  the  following:

     * $448,692 in costs of goods sold in the third quarter 2010 from aviation operations compared with $160,500 in costs of goods sold in the third quarter 2009 as the volume of services provided decreased
     * $2,226 in depreciation, depletion and amortization in the third quarter 2010 compared with $24,515 in depreciation, depletion and amortization in the third quarter 2009.
     * $322,632 in selling, general and administrative expenses including stock based compensation in the third quarter 2010 compared to $42,940 in these expenses in the third quarter 2009; of the $206,611 in selling, general and administrative expenses including stock based compensation in the third quarter 2010, $5,000 related to the issuance of five milion shares of our common stock to Henry A. Schulle.

     NET LOSS. As a result of the large increase in selling, general and administrative expenses, the net loss of $256,657 for the third quarter 2010 represents an increase of $207,420 from the net loss of $49,237 for the third quarter 2009.

                       NINE MONTHS ENDED SEPTEMBER 30, 2010
               COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

     REVENUES. Revenues for the first nine months 2010 were $1,122,987, consisting of $1,121,756 in revenues from aviation operations and $1,231 in oil and gas revenues. These revenues represent a an increase from revenues for the first nine months 2009 of $524,208, consisting of $519,913 in revenues from aviation operations and $4,295 in oil and gas revenues. The increase in revenues in the third quarter of 2010 resulted from the acquisition of Twin Air Calypso Limited and additional business from Twin Air Calypso Services. The decrease in oil and gas revenues in the first nine months of 2010 from the first nine months of 2009 resulted from a decrease in production.

     EXPENSES. Costs and expenses increased to $2,126,846 in the first nine months 2010 from $635,457 in the first nine months 2009. This increase in costs and expenses reflects the following:

     * $873,308 in costs of goods sold in the first nine months 2010 from aviation operations compared with $363,304 in costs of goods sold in the first nine months 2009 from aviation operations as the volume of services provided decreased.
     * $8,226 in depreciation, depletion and amortization in the first nine months 2010 compared with $ 19,534 in depreciation, depletion and amortization in the first nine months 2009.

     * $708,161 in selling, general and administrative expenses including stock based compensation in the first nine months 2010 compared with $198,738 in these expenses in the first nine months 2009; of the $708,161 in selling, general and administrative expenses including stock based compensation in the third quarter 2010, $5,000 relates to the issuance of five million shares of our common stock to Henry
           A.  Schulle.

     NET LOSS. As a result of the considerable decrease in revenues and the considerable increase in expenses, the net loss of $1,003,859 for the first nine months 2010 represents an increase of $872,503 from the net loss of $131,356 for first nine months 2009.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Currently, we have limited financial ability to pursue our new business plan. In addition to stabilizing our two existing businesses, our immediate financial goal is to raise approximately $500,000 to complete the scheduled maintenance and refurbishing of five of our eight aircraft, and get these planes flying again. Although we are now seeking to raise this amount, we have no assurance that we will be able to do so. We believe that, once these aircraft are flying again, our goal of stabilizing our existing business can be accomplished, and we can start considering the resumption of our original business plan of acquiring other businesses. Once the stabilization is accomplished (if at all), we begin trying to determine the scope of the business activities that we will pursue in the foreseeable future. The amount of capital that we will need depends on the scope of the business activities that we ultimately decide to pursue. This scope is uncertain at this time. However, we know that we must obtain additional financing to pursue our business plan at any level that we are likely to pursue. We are currently searching for sources of financing, but we currently do not have any binding commitments for, or readily available sources of, financing. We cannot assure anyone that financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonably terms. If we do not obtain financing we will be constrained to contract the scope of our business plan. Under certain circumstances, we may be constrained to attempt to sell some of our assets. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities. Under certain circumstances, we could be forced to cease our operations and liquidate our remaining assets, if any.

     We have outstanding the following notes that became due and payable at December 1, 2008. These notes have an aggregate principal amount totaling $693,085 and aggregate accrued interest of $65,977.56 as of September 30, 2010. We are currently exploring ways to satisfy these amounts.

(a) Note payable to Mary Pollock Merritt, daughter of our former chief executive officer. This note bears interest at rates of 12% per year and became due on December 31, 2008. This note is not collateralized. The outstanding balance on this note as of September 30, 2010 was $103,683, plus accrued interest.

(b) Note payable to Charles Pollock, our former chief executive officer and a significant stockholder of ours. This note bears interest of 12% per year and became due on December 31, 2008. This note is not collateralized. The outstanding balance on this note as of September 30, 2010 was $461,015, plus accrued interest.

(c) Note payable to Mark Weller, our former president and a significant stockholder of ours. This note bears interest of 12% per year and became due on December 31, 2008. This note is not collateralized. The outstanding balance on this note as of September 30, 2010 was $128,387, plus accrued interest.

OFF-BALANCE SHEET ARRANGEMENTS

     We have no off balance sheet arrangements.

ITEM 4T. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period of this report, our principal executive and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. We have concluded, based on that evaluation, that, as of such date, the disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management identified significant deficiencies with respect to the timely public reporting of events requiring such reporting. During 2010, these deficiencies caused us to file late four Current Reports on Form 8-K. In 2009, we were also late on a number of filings. Some of the late filings resulted from the failure of relevant company personnel to understand the need for prompt disclosure. As of the end of the period of this report, we began instituting the following corrective action to ensure that such events are timely reported publicly:

     * We are adopting a disclosure policy requiring our personnel to communicate to a designated committee for evaluation any information potentially material and thereby requiring public disclosure;
     * We are developing a basic program to educate management as to the events requiring expedited disclosure;
     * To avoid late disclosure of events requiring expedited disclosure, we are adopting certain procedures, such as required consultation with securities counsel before issuing any equity shares, entering into any agreement that may be material, taking any action at a Board of Directors meeting or the like; and
     *     To  avoid  late  filings  of  documents  having regular due dates
           (such as Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q), we are establishing timelines within which our professional personnel will strive to work.

Because the implementation of the preceding corrective action began as of the end of the period of this report, the significant deficiencies that we identified still existed as of the end of the period of this report.

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

                                       AVSTAR AVIATION GROUP, INC.
                                       (Registrant)


                                       By:     /s/ Clayton I. Gamber
                                               Clayton I. Gamber,
                                               Chief Executive Officer
                                              (Principal Executive Officer)


                                       By:     /s/ Robert Wilson
                                               Robert Wilson,
                                               Vice President and Chief
                                                  Financial Officer
                                               (Principal Financial Officer and
                                                  Principal Accounting Officer)
November 22, 2010