Form 10-K
period 2010-12-31
AvStar Aviation Group, Inc.
filed 2011-04-15
CIK 1077319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2010


[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from     to

                         Commission file number 0-30503
                                                -------

                          AVSTAR AVIATION GROUP, INC.
             (Exact name of registrant as specified in its charter)

                Colorado                           76-0635938
         (State or other jurisdiction   (I.R.S. Employer Identification No.)
     of incoroporation or organization)

3600 Gessner, Suite 220, Houston, Texas              77063
     (Address of principal executive offices)     (Zip Code)

                   Isuer's telephone number:  (713) 965-7582

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer       [ ]         Accelerated filer   [ ]

Non-accelerated filer         [ ]         Smaller reporting company  [X]
(Do  not  check  if  smaller  reporting  company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently computed second fiscal quarter: $385,781.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:208,270,834 as of April 14, 2011

                      DOCUMENTS INCORPORATED BY REFERENCE

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

                        GENERAL DEVELOPMENT OF BUSINESS

     Our company, AvStar Aviation Group, Inc., is a Colorado corporation that was organized on March 11, 1997. For a number of years, we conducted business as an independent energy company focused on exploration and development of oil and natural gas reserves under the name "Pangea Petroleum Corp." For reasons given hereinafter, in early 2009 we adopted a significant change in our corporate direction. We decided to focus our efforts on acquiring aviation-related businesses and developing these businesses to their commercial potential.

                       INITIAL AVIATION-RELATED BUSINESS

     On February 20, 2009, we entered into our first aviation-related business when we acquired all of the outstanding common stock in San Diego Airmotive ("SDA"), which (through its predecessor entity) had been providing maintenance, repair and overhaul ("MRO") services in California since 1987. In connection with this acquisition, we issued to the prior owner of SDA 1.0 million shares of our newly-created series A preferred stock. These shares of preferred stock eventually converted into 50.0 million shares of our common stock, which constituted in the aggregate over 90% of outstanding shares of our common stock immediately after the conversion. Furthermore, in connection with the acquisition of SDA, we expanded our Board of Directors and elected a new slate of officers. We eventually changed our corporate name from "Pangea Petroleum Corp." to "AvStar Aviation Group, Inc." to reflect our new business focus, and effected a one-for-100 reverse split of our common stock to improve our capital structure.

     On March 31, 2010, the Hangar Sublease dated May 1, 2007 between SDA and French Valley Aviation, Inc. ("French Valley") terminated. The original term of this Hangar Sublease had already expired, and the parties had continued the sublease on a month-to-month basis. French Valley decided that it did not want to continue this arrangement beyond March 31, 2010, and accordingly this arrangement terminated on such date. We decided not to seek alternative space to continue SDA's services at French Valley Airport in Southern California, but continued such services in Florida, per the proposed transaction described immediately below. We intend to maintain in force and effect SDA's licenses and permits so that we can return to provide services in California in the future, if it elects to do so.

                          FORMATION OF MRO SUBSIDIARY

     On April 8, 2010, (a) Twin Air Calypso Services, Inc., a newly-formed, indirect wholly-owned Florida subsidiary (the "MRO Subsidiary") of ours, and (b) Miami Aviation Maintenance Co. ("MAMCO") executed a bill of sale whereby MAMCO assigned to the MRO Subsidiary certain of its assets used to provide aviation MRO services. At the time of this transaction, MAMCO was owned by Clayton I. Gamber, Kenneth W. Langston and Robin V. Gamber. Mr. Gamber became a director and the President of the MRO Subsidiary after the completion of the transaction. The assigned assets included general shop equipment. No liabilities were assumed in connection with the transaction. These assets were assigned in consideration of 750,000 shares of our common stock, which had an aggregate market value of $20,250 based on the closing price of our common stock on the date of the transaction. In connection with the organization of the MRO Subsidiary, SDA had previously assigned all of its assets to the MRO Subsidiary in consideration of all of the shares of the common stock of the MRO Subsidiary to be outstanding for the foreseeable future. The MRO Subsidiary was formed to provide aviation MRO services, as well as airline support services. The services are offered out of North Perry Field in Pembroke Pines, Florida in Broward County. The impetus for the transaction was the then recent termination of SDA's Hangar Sublease at French Valley Airport in Southern California and the perception that the continuation of the business historically conducted by SDA in Florida was advisable in view of the perceived greater strength of the local Florida economy relative to the local California market in which SDA had historically provided services.

     The consideration for the acquisition of the interests in the MAMCO assets (including the number of shares issued to MAMCO) was determined in arms-length negotiations between our management and MAMCO's management. The factors addressed by us in negotiating this consideration included our need to find a location to continue the business historically conducted by SDA; the perceived greater strength of the local Florida economy relative to the local California market in which SDA has historically provided services; the future prospects for a business using the combined assets of MAMCO and SDA in Florida in terms of revenues and earnings; an assessment of the ability of a particular member of MAMCO's management who would serve as the MRO Subsidiary's president to contribute to the management of the MRO Subsidiary's business; anticipated ability of our business to grow and take advantage of new business opportunities using the combined assets of MAMCO and SDA in Florida; and the restricted nature of the stock consideration issued in connection with the acquisition.

     Prior to the consummation of the acquisition of the MAMCO assets, we had explored with the shareholders of MAMCO our acquisition of all of the outstanding stock in MAMCO and a brother-sister corporation. In this connection, we had entered into a stock purchase agreement with the shareholders of MAMCO in 2007 to acquire the outstanding stock in MAMCO and the brother-sister corporation. This transaction did not close timely, and the stock purchase agreement expired.

                         ACQUISITION OF FAA AIR CARRIER

     On August 19, 2010, we completed a transaction in which we acquired all of the outstanding stock in Twin Air Calypso Limited, Inc. ("TAC Limited"). TAC Limited operates a charter air service from South Florida to the Bahamas with access to eight aircrafts. We acquired TAC Limited in exchange for 18.0 million shares of our common stock and some cash payments in the approximate aggregate amount of $275,000 to be paid in a small number of future installments in the fairly near future. Because of amounts previously paid, we were not required to make a cash payment at closing. The 18.0 million shares of our common stock had an aggregate market value of $270,000 based on the closing price of our common stock on the date of the transaction. The stock in TAC Limited was acquired from Clayton I. Gamber, Kenneth W. Langston and Robin V. Gamber. The acquired assets consisted primarily of the rights of TAC Limited under an aircraft lease agreement covering seven aircraft and an FAA Certified Part 135 permit. The only liabilities in effect assumed in connection with the acquisition were the liabilities and obligations of the lessee under the preceding aircraft lease agreement.

     The agreement governing the acquisition of TAC Limited (the "Stock Agreement") contained a non-competition agreement, prohibiting the stockholders of TAC Limited from competing with us. This non-competition agreement lasts for a period of five years commencing on the date of closing of the acquisition. The Stock Agreement also contained fairly customary representations, warranties and indemnifications, as well as other general terms and conditions typically governing stock sales and purchases.

     In connection with the acquisition of TAC Limited and in order to effectuate a verbal agreement and understanding that they had made some time ago, we and the stockholders of TAC Limited entered into certain option agreements (the "Option Agreements"). The Option Agreements permit us to repurchase a portion of the 18.0 million shares of common stock issued in connection with the acquisition for an aggregate purchase price of $1.75 million. The number of shares depends on the per-share "Market Value" of our common stock, which is basically the 20-day trading average prior to the time of exercise. The portion of such 18.0 million shares that may be repurchased generally equals the quotient obtained by dividing $1.25 million by the Market Value; provided, however, that the stockholders of TAC Limited may retain a maximum of 7.353 million shares and a minimum of 625,000 shares. Moreover, the Option Agreements require us to repurchase the portion of shares determined in accordance with the preceding whenever we complete a private placement of our securities for an aggregate purchase price of at least $3.0 million.

     Prior to the consummation of the acquisition of TAC Limited, Clayton I. Gamber, a stockholder in, and the chief executive officer of, TAC Limited, was also serving as a director and the President of the MRO Subsidiary. Other than for the foregoing, there were no material relationships between TAC Limited, and its former officers, directors, affiliates, associates or shareholders, and us, and our officers, directors, affiliates, associates or shareholders.

     The consideration for the acquisition of all of the outstanding stock in TAC Limited assets (including the number of shares issued to the stockholders of TAC Limited) was determined in arms-length negotiations between our management and TAC Limited's stockholders. The factors addressed by us in negotiating this consideration included the financial history of charter flights from South Florida to the Bahamas; the future prospects for the business of TAC Limited in terms of revenues and earnings; the synergies that might be realized between the businesses of TAC Limited and the MRO Subsidiary; an assessment of the ability of a particular member of TAC Limited's management who would serve as our Chief Executive Officer and President to contribute to the management of our business; anticipated ability of our business to grow and expand using TAC Limited as a base for future acquisitions; and the restricted nature of the stock consideration issued in connection with the acquisition.

                                  Our Business

                                    General

     Our business plan is to acquire, consolidate and grow businesses in the general aviation industry. Due to acquisitions, we are now in two aviation sectors, the maintenance, repair and overhaul ("MRO") of aircraft providing products and services for the general aviation sector, and the charter air service business. We are primarily focusing on stabilizing our two existing businesses in view of the difficult economy over the past few years. Once these are stabilized, our business plan will be to acquire, consolidate and grow businesses in the general aviation industry, as capital is available to us. We have adjusted our future goals and will place our primary focus on the acquisition of a portfolio of fixed base operations ("FBOs") at airports that support light jet traffic along with turbine powered and piston engine aircraft. We believe that now is the time to invest in this sector. A combination of the economic trends, valuation levels, and technological innovations has impacted this sector, making our prospects of growing a portfolio of FBO businesses compelling. These facilities will be supported by our existing MRO business. We believe that after September 11, 2001, both private air transportation and the number of aircraft owned by both individuals and business dramatically increased, although such increase has been tempered in recent years due to unfavorable economic conditions. Each of these sectors, in addition to routine maintenance, has mandated a number of inspections by the FAA that are commonly included in traditional MRO services.

                   MAINTENANCE, REPAIR AND OVERHAUL BUSINESS

     Twin Air Calypso Services, Inc., our indirect, wholly-owned Florida subsidiary (the "MRO Subsidiary") conducts our business of providing maintenance, repair and overhaul ("MRO") products and services for aircraft in the general aviation sector. The MRO Subsidiary was the result of the consolidation on April 8, 2010 of our subsidiary San Diego Airmotive ("SDA") and Miami Aviation Maintenance Co. ("MAMCO"). SDA (through its predecessor entity) had been conducting MRO services in California since 1987, while MAMCO commenced its operations in 2001 and continued them until the time of the consolidation, but for an approximately 18-month period during which MAMCO ceased providing services. The services are being offered out of North Perry Airport in Pembroke Pines, Florida in Broward County.

     The MRO Subsidiary has the following features and provides the following services:

     *     FAA  Certified  Part  145  Repair  Station  including  avionics
     *     Major & Minor Airframe Repairs on all aircraft 12,500 pounds and less
     *     Annual  Inspections
     *     Computerized  Aircraft  Weight  and  Balance
     * Engine Maintenance, Repair & Overhaul including custom installations and refurbishment.
     *     Aircraft  Modifications  and  STC  kit  installations
     *     Routine  Maintenance/Insurance  and  Accident  Repairs
     *     Composite  Airframe  Repairs
     *     Pre-purchase  Inspections/Log  Book  Analysis
     *     Oxygen  Service/Nitrogen  Service
     *     Service  Parts
     *     Janitrol/Southwind  Heater  Service/AD  compliance  inspections
     *     Dye/Fluorescent  Penetrant  Inspection  Service
     *     Aircraft  Exterior  &  Interior  Detailing  Services
     *     ACES  Dynamic  propeller  balancing  service
     *     Avionics  installations  and  repairs
     *     Minor  paint  repairs  and  detailing
     *     Instrument  Panel  upgrades  and  Component  installs
     *     Engine  Scanners  and  Monitor  installation
     *     EGT/CHT  calibration

     After the April move of our MRO business from southern California to the Florida market, we "jump started" our transition by establishing an exclusive maintenance, fueling and ground support contract with the Charter Air Subsidiary, a company discussed in the next section that we eventually acquired in August 2010. We are in the process of developing new customer relationships, and thus far we have had limited success.

     The MRO Subsidiary recently commenced a focused, direct marketing program of its services and is starting to see an increased interest from potential customers. Moreover, the MRO Subsidiary currently has the only avionics shop at North Perry Field, providing services for the electronic systems on aircraft that provide communications, navigation and guidance, display systems, flight management systems, sensors and indicators, weather radars, electrical systems, and various onboard computers. Finally, the MRO Subsidiary has recently entered into lease negotiations regarding a fuel truck, pursuant to which the MRO Subsidiary could offer to sell fuel to third parties. This truck will also provide fuel to the Charter Air Subsidiary (discussed immediately below) at discounted rates, enabling the other subsidiary to realize fuel cost savings. All training regarding the operation of the fuel truck and the fire inspector's inspection have been completed, and commencement of sales by this truck is contingent solely upon the completion of negotiations regarding its lease to the MRO Subsidiary. We have no assurance that we will be able to complete the lease of the fuel truck and commence sales of fuel with it.

                          CHARTER AIR SERVICE BUSINESS

     Twin Air Calypso Limited, Inc., our wholly-owned Florida subsidiary (the "Charter Air Subsidiary"), conducts our charter air service business. We acquired the Charter Air Subsidiary on August 19, 2010. The Charter Air Subsidiary operates a charter air service from South Florida to the Bahamas with eight leased aircraft. It has regular flights of both passengers and cargo to two destinations on the island of Abaco and three destinations on the island of Eleuthera. The Charter Air Subsidiary also flies to other destinations in the Bahamas on a chartered basis. Currently, only three of the Charter Air Subsidiary's leased aircraft are flying, as five of these aircraft are currently down for refurbishing. We expect that a fourth aircraft will be in the air by the end of April 2011. However, we will need to raise about $350,000 to complete the refurbishing of our remaining aircraft. Our goal is to raise this amount, and complete the refurbishing, so that all aircraft will be operational by the fall of 2011. Although we are now seeking to raise this amount, we have no assurance that we will be able to do so. We are striving to get all eight aircraft operational in order to fill the voids in the market caused by the challenging economy in the market. This challenging market has caused some of our competitors to suspend or cease flying, creating a void in certain routes that we believe we can fill in a manner positive to our financial performance. The additional aircraft will allow the West Palm Beach market to be opened and new destination in the Bahamas started.

     We lease seven aircraft pursuant to an aircraft lease agreement (the "Lease Agreement") with Air Charters, LLC, and entity controlled by Kenneth W. Langston, who was a equity owner of MAMCO and TAC Limited. The start date on the Lease Agreement was February 2010, and the Lease Agreement has a term of five years, subject to earlier termination upon lessee default. Our monthly rental rate per aircraft is $2,150. The aircraft are being leased on an "AS IS, WHERE IS" basis. The Lease Agreement contains customary representations and warranties on our part, customary affirmative and negative covenants on our part, and customary events of default that entitle the lessor to terminate the Lease Agreement. We are leasing our eighth aircraft for a one-year term that will end on June 30, 2011 if the term is not extended. Our monthly rental rate is $2,150, plus reserves of $35.00 per hour. We have an option to purchase this aircraft at a price of $315,000, with a credit of $1,000.00 per each month of lease payments made.

     Since August 19, 2010, a review of existing acquisition plans has been completed, a new "affiliate" program has been developed, and strategies for obtaining airframe and avionic dealerships have been implemented. Several companies have been identified as acquisition targets for the first quarter of 2011. The "affiliate" program will expand our capabilities while decreasing operating costs for the Charter Air Subsidiary. The Charter Air Subsidiary recently moved to a new facility on the Ft Lauderdale-Hollywood International Airport that will lower rental and fuel costs, while providing a more efficient operation and better amenities for the passengers.

                                    LOCATION

     The business of our MRO Subsidiary is located at North Perry Field in Hollywood, Florida in Broward County, Florida. The MRO operates from this facility pursuant to a written lease agreement for a renewable period of one year. The sub-leased hangar for the MRO business of our MRO Subsidiary is located on a lease of 10.3 acres and has parking area for over 80 aircraft. The floor space is approximately 5,000 square feet with an additional 350 square feet of avionic test benches and parts storage. The hangar is of concrete, block, and steel construction with a clear span opening of 100' by 20'. The aircraft population on North Perry Field is approximately 275. There are two other FAA Part 145 Certified Repair Stations on North Perry Field; one specializes in rotor-wing aircraft only, and the other is a factory-owned support facility for Socata Aircraft. We are the only FAA approved Part 145 airframe, engine, and avionics repair facility catering to the local and transient general aviation fixed-wing owners. Additionally, we can provide avionics installations for the manufacturers we currently represent, AVIDYNE, NAT Avionics, and PS Engineering. We expect to apply soon for additional dealerships, such as GARMIN. We will also be providing AVGAS fueling services for based and transient customers. There are approximately 20 aircraft currently based at our facility. With the availability of fuel the number of based aircraft should increase quickly and significantly. There is only one other full-service and one self-service fueling facility on North Perry Field.

                                  COMPETITION

CHARTER  AIR  SERVICES
----------------------

     The airline industry is highly competitive, primarily due to the effects of the Airline Deregulation Act of 1978. The Transportation Act substantially eliminated government authority to regulate domestic routes and fares, and has increased the ability of airlines to compete with respect to destination, flight frequencies and fares. Most of our competitors have a combination of larger customer bases, greater brand recognition in other airline markets and significantly greater financial and marketing resources than we do. Competition is generally based on price, schedule, quality of service and convenience. Either aggressive marketing tactics or a prolonged fare war initiated by these competitors could impact our limited financial resources and adversely affect our ability to compete in these markets. Vigorous price competition exists in the airline industry, with competitors frequently offering reduced discount fares and other promotions to stimulate traffic during weaker travel periods, generate cash flow or increase relative market share in selected markets. The introduction of widely available, deeply discounted fares by any significant airline could result in lower yields for the entire industry and could have a material adverse effect on our financial condition and operating results. The commencement of or increase in service on our routes by existing or new carriers could negatively impact our operating results. Where we seek to expand our service by adding routes or frequency, competing airlines may respond with intense price and schedule competition. In addition, when other airlines seek to establish a presence over new routes, they may engage in significant price discounting. Because of our size and financial resources relative to some of the major airlines, we are less able to absorb losses from these activities than many of our competitors. We cannot assure anyone that competitive pressures will not materially adversely affect our business, financial conditions or results of operations or that we will ever attain any competitive position within our market.

MRO  SERVICES
-------------

     The market for our MRO services is extremely competitive, and we face competition from a number of sources. Our competitors include aircraft service companies and other companies providing MRO services. We believe that our experienced staff, facility amenities, scope of services, availability of parts, and focus on customer service increase the competitiveness of the MRO Subsidiary. Most of our competitors, however, have substantially greater financial and other resources than are available to us. We cannot assure anyone that competitive pressures will not materially adversely affect our business, financial conditions or results of operations or that we will ever attain any competitive position within our market.

                             GOVERNMENT REGULATION

     The Charter Air Subsidiary is operating pursuant to a Federal Aviation Administration FAR Part 135 certificate. The MRO Subsidiary is providing services pursuant to a Federal Aviation Administration FAR Part 145 certificate. Although not now active from a business perspective, our California subsidiary, SDA, holds a Federal Aviation Administration FAR Part 145 certificate, which we will maintain in the event we decide to re-enter the California market.

     The aviation industry in the United States is highly regulated by the Federal Aviation Administration (the "FAA") and the Department of Transportation (the "DOT"). Specifically, our charter air service business is heavily regulated by these agencies. Moreover, our operations must comply with numerous security and environmental laws, ordinances and regulations. We believe that our operations are in material compliance with all of these laws, rules and regulations. The remainder of this section briefly discusses some of the regulations to which we are subject.

FAA  REGULATION
---------------

     The FAA regulates aircraft safety and flight operations generally, including equipment, ground facilities, maintenance, repair, flight dispatch, training, communications, the carriage of hazardous materials and other matters affecting air safety. FAA regulations are designed to ensure that all aircraft and aircraft equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. The FAA issues operating certificates and operations specifications to carriers that possess the technical competence to conduct air carrier operations. In addition, the FAA issues certificates of airworthiness to each aircraft that meets the requirements for aircraft design and maintenance. We believe the Charter Air Subsidiary holds all airworthiness and other FAA certificates and authorities required for the conduct of its business and the operation of its aircraft, although the FAA has the power to suspend, modify or revoke such certificates for cause, or to impose civil penalties for any failure to comply with federal law and FAA regulations.

     In compliance with FAA regulations, the Charter Air Subsidiary's aircraft are subject to various levels of scheduled maintenance or "checks" and periodically go through phased overhauls. All aircraft must be maintained under a continuous condition-monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and aircraft equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities using certified technicians. The FAA monitors closely our aircraft maintenance efforts. It also conducts safety checks on a regular basis.

     The FAA has the authority to issue maintenance directives and other mandatory orders relating to, among other things, the inspection and maintenance of aircraft and the replacement of aircraft structures, components and parts, based on the age of the aircraft and other factors. If the FAA were to determine that the aircraft structures or components are not adequate, it could order operators to take certain actions, including but not limited to, grounding aircraft, reducing cargo loads, strengthening any structure or component shown to be inadequate, or making other modifications to the aircraft. New mandatory directives could also be issued requiring the Charter Air Subsidiary to inspect and replace aircraft components based on their age or condition. In the future, the Charter Air Subsidiary could be required to comply at considerable cost with new mandatory directives as part of its aircraft maintenance program.

DOT  REGULATION
---------------

     The DOT maintains authority over certain aspects of domestic air transportation, such as requiring a minimum level of insurance and the requirement that a person be "fit" to hold a certificate to engage in air transportation. In addition, the DOT continues to regulate many aspects of international aviation, including the award of international routes. In reliance on exemptions, we currently do not maintain any DOT certificates. However, we are in the process of applying for a Part 298 certificate for commuter air carrier operations, which will enable us to conduct an unlimited number of weekly flights to specified locations. Prior to issuing such certificates, and periodically thereafter, the DOT examines a company's managerial competence, financial resources and plans, compliance, disposition and citizenship in order to determine whether the carrier is fit, willing and able to engage in the transportation services it has proposed to undertake. The DOT has the authority to impose civil penalties, or to modify, suspend or revoke for cause certificates issued by it, including failure to comply with federal law or DOT regulations. No certificate confers proprietary rights on the holder, and the DOT may impose conditions or restrictions on such certificates. We believe we possess all necessary DOT-issued certificates and authorities to conduct our current operations.

SECURITY
--------

     The Charter Air Subsidiary is required to comply with various security procedures of FAA and TSA regulations and directives outlined in the federal Domestic Security Integration Program. The airline subsidiaries' customers are required to inform them in writing of the nature and composition of any freight which is classified as "Dangerous Goods" by the DOT. In addition, we conduct background checks on employees of the Charter Air Subsidiary, restrict access to aircraft, inspect aircraft for suspicious persons or cargo, and inspect all dangerous goods. Notwithstanding these procedures, the Charter Air Subsidiary could unknowingly transport contraband or undeclared hazardous materials for customers, which could result in fines and penalties and possible damage to the aircraft.

SAFETY  AND  ENVIRONMENTAL
--------------------------

     Our operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act ("OSHA") mandates general requirements for safe workplaces for all employees. Specific safety standards have been adopted for workplaces engaged in the treatment, disposal and storage of hazardous waste. We are also subject to various environmental laws. Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or clean-up of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly clean up such contaminated property, may adversely affect the ability of the owner of the property to use such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated and may impose remediation or compliance costs.

OTHER  REGULATIONS
------------------

     Various regulatory authorities have jurisdiction over significant aspects of our business, and new laws or regulations or changes in existing laws or regulations or the interpretations thereof could have a material adverse effect on our operations. In addition to the above, other laws and regulations to which we are subject, and the agencies responsible for compliance with such laws and regulations, include the following:

     * U.S. Customs and Border Protection inspects cargo imported from foreign countries;
     * We must comply with U.S. Citizenship and Immigration Services regulations regarding passengers and the citizenship of our employees;
     * We must comply with wage, work conditions and other regulations of the Department of Labor regarding our employees.

                               PRODUCT LIABILITY

     Our MRO business exposes us to possible claims for personal injury or death that may result from the failure of an aircraft or an aircraft part repaired or maintained by us or from our negligence in the repair or maintenance of an aircraft or aircraft part. We do not now carry any product liability insurance on our MRO business, which we believe is a common practice among smaller shops with the level of third party business that we are now undertaking. We expect that, if the volume of our MRO business and funds are available therefor, we will explore the possibility of procuring product liability insurance on our MRO business. However, we have no assurance that we will be able to procure or maintain such insurance at an acceptable cost, or that such insurance will fully protect us from all claims. Any liability of this type that is not covered by adequate insurance could materially adversely affect our business and operations.

                                   EMPLOYEES

     As  of April 14, 2011, we had eight full-time and four part-time employees.

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

                         RISKS RELATING TO OUR COMPANY
                         -----------------------------

WE HAVE LIMITED HISTORY OF OPERATIONS AND WE CANNOT ASSURE YOU THAT OUR BUSINESS MODEL WILL BE SUCCESSFUL IN THE FUTURE OR THAT OUR OPERATIONS WILL BE PROFITABLE.

     We changed our business focus near the end of February 2009 when we acquired the operations of San Diego Airmotive ("SDA"). Although SDA (through its predecessor entity) has been providing maintenance, repair and overhaul ("MRO") services in California since 1987, we are fairly new to this business. During 2010, we acquired two additional businesses, one offering MRO services and the other offering charter air services. Investors have a limited history of operations upon which to evaluate our business. There can be no assurances whatsoever that we will be able to successfully implement our business model, identify and close acquisitions of operating companies, penetrate our target markets or attain a wide following for our services. We are subject to all the risks inherent in an early stage enterprise which has experienced rapid growth through acquisitions and our prospects must be considered in light of the numerous risks, expenses, delays, problems and difficulties frequently encountered in those businesses.

WE HAVE HAD A HISTORY OF LOSSES, AND WE HAVE A WORKING CAPITAL DEFICIT AND AN ACCUMULATED DEFICIT. WE MAY NEVER REPORT PROFITABLE OPERATIONS.

     We have incurred net losses since our inception, and we had a working capital deficit of approximately $847,956, an accumulated deficit of approximately $21,950,097, and our total liabilities exceeded our total assets by $1,140,772, all as of December 31, 2010. There can be no assurance that we will become profitable. Our business has had a history of losses as well. Unless we are able to raise additional capital to fund our operating expenses, pay our obligations as they become due and implement our business model, we may not be able to continue as a going concern, and we could be forced to discontinue some or all of our operations if our capital resources become exhausted by losses or expenditures.

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

OUR AUDITOR HAS GIVEN TO US A "GOING CONCERN" QUALIFICATION, WHICH QUESTIONS OUR ABILITY TO CONTINUE AS A GOING CONCERN WITHOUT ADDITIONAL FINANCING.

     Our independent certified public accountant has added an emphasis paragraph to its report on our consolidated financial statements for the year ended December 31, 2010 regarding our ability to continue as a going concern. Key to this determination is our historical losses of $1,106,664 in 2010 and $988,990 in 2009. Management plans to try to fund our company partially through the raising of capital through the sale of our equity instruments or issuance of debt, although there can be no assurance of success in this regard. Moreover, management plans on additional revenues from operations from our business as a source to finance our company, although there can be no assurance of that these revenues will materialize at the expected rates. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

THE GEOGRAPHICAL CONCENTRATION OF OUR MRO OPERATIONS AND OUR FLIGHTS COULD MATERIALLY HARM OUR BUSINESS.

     Our MRO services are provided from a single facility located in southern Florida. If this facility was damaged or our access to it was limited (for example, due to security concerns, severe weather or natural disaster), our operations and financial conditions could be adversely affected.

     We expect that the growth of our charter air services will focus on, adding flights to and from our primary base of operations in southern Florida and the Bahamas. Our business would be harmed by any circumstances causing a reduction in air transportation to or from these two locations, such as adverse changes in local economic conditions, negative public perceptions of these destinations, a change in customer preferences in these areas or significant price increases linked to increases in airport access costs and fees imposed on passengers.

THE PROFITABILITY OF OUR OPERATIONS IS INFLUENCED BY ECONOMIC CONDITIONS AS DEMAND FOR LEISURE TRAVEL DIMINISHES DURING ECONOMIC DOWNTURNS.

     The profitability of our operations is influenced by the condition of the United States. A substantial portion of our charter air business is leisure travel. Because leisure travel is discretionary, we expect to experience somewhat weaker financial results during economic downturns.

OUR QUARTERLY RESULTS ARE SIGNIFICANTLY AFFECTED BY MANY FACTORS, AND OUR RESULTS OF OPERATIONS FOR ANY ONE QUARTER ARE NOT NECESSARILY INDICATIVE OF OUR ANNUAL RESULTS OF OPERATIONS.

     Our operations are subject to a variety of factors that frequently cause considerable volatility in our earnings, including:

     *     Changes  in  fuel,  security  and  insurance  costs;
     *     Seasonal  variations  in  demand,  affecting  revenues  earned;  and
     *     Increases  in  personnel,  marketing  and  other  operating expenses.

     In addition, seasonal variations in air traffic and expenditures affect our operating results from quarter to quarter. Historically, we have experienced reduced demand during the fourth quarter, as demand for leisure airline services during this period is lower relative to other times of the year. Given our high proportion of fixed costs, seasonality can affect our profitability from quarter to quarter. Several of our areas of operations experience bad weather conditions in the winter, causing increased costs associated with deicing aircraft, canceled flights and accommodating displaced passengers. Due to the factors described above, our results of operations in any one quarter are not necessarily indicative of our annual results of operations.

IF WE GROW OUR BUSINESS AS PLANNED, WE MAY NOT BE ABLE TO MANAGE PROPERLY OUR GROWTH, AND WE EXPECT OPERATING EXPENSES TO INCREASE, WHICH MAY IMPEDE OUR ABILITY TO ACHIEVE PROFITABILITY.

     If we are successful in growing our business as we plan, our operations may expand rapidly and significantly. Any rapid growth could place a significant strain on our management, operational and financial resources. In order to manage the growth of our operations, we will be required to improve and expand existing operations; to implement new operational, financial and inventory systems, procedures and controls, including improvement of our financial and other internal management systems; and to train, manage and expand our employee base. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected. In addition, if we are successful in growing our business as we plan, we expect operating expenses to increase, and as a result, we will need to generate increased quarterly revenue to achieve and maintain profitability. In particular, as we grow our business, we would incur additional costs and expenses related to:

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

                         RISKS RELATING TO OUR INDUSTRY
                         ------------------------------

THE OPERATION OF AIRCRAFT DEPENDS ON THE PRICE AND AVAILABILITY OF FUEL, AND CONTINUED PERIODS OF HISTORICALLY HIGH FUEL COSTS MAY MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

     Fuel is a major expense for all aircraft. Historically, fuel costs have been subject to wide price fluctuations based on supply and demand, and geopolitical issues, such as political disruptions or wars involving oil-producing countries, changes in government policy, changes in fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future. Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for both home heating oil and gasoline. Because of the effect of these events on the price and availability of fuel, we cannot predict the future cost and availability of fuel with any degree of certainty. In the event of a fuel supply shortage, higher fuel prices or the curtailment of operations could result. We cannot assure you that we would be able to offset any increases in the price of fuel by higher fares. We have not entered into any fuel hedging arrangements to reduce our exposure to fluctuations in fuel prices. As a result, we have significant exposure to the risk of increases in the price of fuel due to inadequate fuel supplies or otherwise, and any such increase could have a material adverse effect on our financial condition and results of operations.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY A FAILURE TO ATTRACT AND RETAIN QUALIFIED PILOTS AND OTHER OPERATIONS PERSONNEL.

     Our ability to attract and retain qualified pilots, mechanics, and other highly trained personnel will be an important factor in determining our future success. The market for experienced and highly trained personnel is extremely competitive. If we are unable to attract and retain such persons, flight operations may be disrupted, which could have a negative effect on our operating and financial results.

AIRCRAFT OWNERSHIP AND OPERATION IS VERY CAPITAL-INTENSIVE.

     The airline business is highly capital-intensive. Although we currently lease our aircraft, we expect that in the future we may need to make significant capital investments to acquire the aircraft, ground and cargo handling equipment, and an inventory of spare parts necessary for the operation of our business. Our aircraft are older and tend to require more maintenance than newer aircraft. Older aircraft tend to be subject to more Airworthiness Directives ("ADs") promulgated by the FAA than newer aircraft, and are required to undergo extensive structural inspections on an ongoing basis. An AD requiring significant modifications to our aircraft type could require us to invest significant additional funds in the aircraft or ground our fleet pending compliance with the AD. We cannot predict when and whether new ADs covering our aircraft will be promulgated, and there can be no assurance that compliance with ADs will not adversely affect tour business, financial condition or results of operations.

WE  COULD  FACE  SHORTAGES  OF  ADDITIONAL  AIRCRAFT  AND  AIRCRAFT  PARTS.

     Although we are currently focused on stabilizing our existing businesses, once we have successfully completed this task (if at all), our growth will depend in large part upon our ability to acquire additional aircraft to increase our lift capacity. Our strategy will most likely be the acquisition of used aircraft. The market for used aircraft can be affected by a number of factors, including increased demand from other carriers, which could limit the number of available aircraft and increase the acquisition cost thereof. Moreover, certain parts and components required for the operation of our existing aircraft may not be readily available in the marketplace when we require them, and our inability to obtain necessary components or parts in a timely manner could adversely affect our operations.

OUR  INDUSTRY  IS  HEAVILY  REGULATED  AND  WE  MAY FAIL TO COMPLY WITH ALL SUCH
REGULATIONS. ANY FAILURE BY US COULD REQUIRE US TO INCUR SUBSTANTIAL COSTS IN COMPLYING WITH SUCH REGULATION, AND WE COULD BE FORCED TO CEASE OUR OPERATIONS.

     We are subject to a wide range of governmental regulation by U.S. Federal, state and foreign governmental agencies, including:

     *     U.S.  Department  of  Transportation;
     *     U.S.  Federal  Aviation  Administration  (the  "FAA");
     *     U.S.  National  Mediation  Board,  with  respect  to  labor  matters;
     * U.S. Federal Communications Commission, with respect to use of radio facilities;
     * U.S. Environmental Protection Agency and similar state and local authorities, primarily with respect to the use, discharge and disposal of hazardous materials at or from our maintenance and airport facilities; and
     * Similar authorities in foreign countries with respect to our international and charter operations.

     Compliance with all applicable laws and regulations could result in significant costs. Although we believe that we are presently in material compliance with applicable laws and regulations, there is no assurance that we are correct or that our operations will be deemed to be in compliance in the future. Additional laws, regulations and charges have been proposed, from time to time, that could significantly increase the cost of our operations or reduce overall revenue. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. We may be required to incur substantial costs in order to comply. We cannot provide assurance that laws or regulations enacted in the future will not adversely affect our revenue and future profitability. Moreover, we may not be able to comply with current laws and regulations, or any future laws and regulations. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions which could have a material and adverse effect on our business operations and finances and we could be forced to cease our operations.

WE ARE SUBJECT TO ENVIRONMENTAL LAWS THAT COULD IMPOSE SIGNIFICANT COSTS ON US AND THE FAILURE TO COMPLY WITH SUCH LAWS COULD SUBJECT US TO SANCTIONS AND MATERIAL FINES AND EXPENSES.

     We are subject to a variety of federal, state and local environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and clean-up contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. We intend to comply with these laws and regulations, however, from time to time, our operations may not be in full compliance with the terms and conditions of our permits. We periodically review our procedures and policies for compliance with environmental laws and requirements. We believe that our operations generally are in material compliance with applicable environmental laws, requirements and permits and that any lapses in compliance would not be expected to result in us incurring material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws, and requirements and permits have not been material; however, the operation our business entails risks in these areas, and a failure by us to comply with applicable environmental laws, regulations, or permits could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures. Moreover, if applicable environmental laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated.

THE SUSPENSION OR REVOCATION OF FAA CERTIFICATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Our airline operations are subject to regulations of the FAA. The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with its regulations and can ground aircraft if questions arise concerning airworthiness. The FAA also has power to suspend or revoke for cause the certificates it issues and to institute proceedings for imposition and collection of fines for violation of federal aviation regulations. Our airline subsidiary operates under FAA certifications. The suspension or revocation of any one of these certifications could have a material adverse effect on our business, results of operations and financial position. The suspension or revocation of all of these certifications would have a material adverse effect on our business, results of operations and financial position.

OUR REPUTATION AND FINANCIAL RESULTS COULD BE HARMED IN THE EVENT OF AN ACCIDENT OR INCIDENT INVOLVING ONE OF OUR AIRCRAFT, OR AIRCRAFT OF THE SAME TYPE.

     We may incur substantial losses in the event of an aircraft accident. These losses may include the repair or replacement of a damaged aircraft, and the consequent temporary or permanent loss of the aircraft from service, as well as claims of injured passengers and other persons. Although we believe our insurance coverage for our charter air service is adequate, we cannot assure anyone that the amount of our insurance coverage will not be changed or that we will not be forced to bear substantial losses from accidents. Substantial claims resulting from an accident could have a material adverse effect on our business, operations and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that we are less safe or reliable than other airlines, which would materially harm our business. In addition, any accident involving the type of aircraft that we operate, even if the aircraft involved is not operated by us, could also cause a public perception that our aircraft is less safe or reliable than other competitors, which would harm our business. We do not now carry any product liability insurance on our MRO business, which we believe is a common practice among smaller shops with the level of third party business that we are now undertaking. We expect that, if the volume of our MRO business and funds are available therefore, we will explore the possibility of procuring product liability insurance on our MRO business. However, we have no assurance that we will be able to procure such insurance, or that such insurance will fully protect us from all claims.

WE  MAY  NOT  HAVE  SUFFICIENT  INSURANCE  COVERAGE TO PROTECT US FROM LIABILITY
CLAIMS.

     In addition to the above, our business exposes us to possible claims for personal injury or death that may result if we were negligent in repairing an airplane. We cannot assure you that claims will not arise in the future or that our insurance coverage will be adequate to protect us in all circumstances. Additional, we cannot assure you that we will be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability claim not covered by adequate insurance will adversely affect our business, financial condition and results of operations.

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

AIRLINES ARE OFTEN AFFECTED BY FACTORS BEYOND THEIR CONTROL, INCLUDING TRAFFIC CONGESTION AT AIRPORTS, WEATHER CONDITIONS AND INCREASED SECURITY MEASURES, ANY OF WHICH COULD HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION.

     Like other airlines, we are subject to delays caused by factors beyond our control, including air traffic congestion at airports, adverse weather conditions and increased security measures. Delays disservice passengers, reduce aircraft utilization and increase costs, all of which in turn affect profitability. During periods of fog, snow, rain, storms or other adverse weather conditions, traffic control problems could harm our operating results and financial condition.

WE  COULD  BE  LIABLE  FOR  OUR  INADVERTENT  TRANSPORTATION  OF  CONTRABANDS.

     Customers may not inform us, despite the requirement to do so, when their cargo includes hazardous materials. In addition, our own checks and searches for hazardous materials, weapons, explosive devices and illegal freight may not reveal the presence of such materials or substances in its customers' cargo. The transportation of unmanifested hazardous materials or of contraband could result in fines, penalties, flight bans or possible damage to our aircraft. There can be no assurance we will not be subject to fines, penalties or flight bans in the future, any of which could have a material adverse effect on our business, financial condition and results of operations.

                        RISKS RELATING TO OUR MANAGEMENT
                        --------------------------------

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

OUR MANAGEMENT OWNS A LARGE PERCENTAGE OF OUR VOTING STOCK, AND CUMULATIVE VOTING IS NOT AVAILABLE TO STOCKHOLDERS.

     Our management owns approximately 21.1% of our outstanding voting stock. Cumulative voting in the election of Directors is not provided for. This fairly large percentage ownership interest could help our management maintain their positions on our Board of Directors.

WE  WILL  BE  REQUIRED  TO  COMPLY WITH SECTION 404 OF THE SARBANES OXLEY ACT OF
2002.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, in connection with this Annual Report and future Annual Reports, we are and will be required to furnish a report by management on our internal controls over financial reporting which will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports. Furthermore, we expect that our compliance with the regulatory requirements described herein will likely increase our professional expenses.

                       RISKS RELATING TO OUR COMMON STOCK
                       ----------------------------------

WE HAVE ENTERED INTO LOAN TRANSACTIONS INVOLVING CONVERTIBLE PROMISSORY NOTES, WHICH HAVE BEEN, AND MAY IN THE FUTURE BE, DILUTIVE.

     During 2010, we entered into a series of transactions in which we issued five convertible promissory notes (the "Notes"). This series of transactions is described in "Item 7 - Management's Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources - Convertible Debt." The Notes have a floating conversion price that entitles the holder to convert the Notes into a larger number of shares of our common stock as the trading price of our common stock goes down. As of April 1, 2011, part of the Notes have been converted into 49,871,292 shares of our common stock. Because of the floating conversion price and limitations on the holder's ability to convert the Notes, we are unable to determine at any time that number of shares into which the remainder of the Notes can be converted. Future issuance of additional shares upon conversion of the Notes would further dilute the percentage ownership in our company held by existing stockholders and could cause immediate and substantial dilution to the net tangible book value of those shares of common stock that are issued and outstanding immediately prior to such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could have a material effect on the market value of the shares. The terms on which we could obtain additional capital during the life of the Notes may be adversely affected because of such potential dilution. For more information about the Notes, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Convertible Debt."

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

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKEOVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR SHAREHOLDERS.

     Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of Colorado law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested shareholders.

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

OUR  COMMON  STOCK  HAS  EXPERIENCED  ONLY  EXTREMELY  LIMITED  TRADING.

     During the prior fiscal year, our common stock was quoted and traded on the Pink Sheets under the symbol "AAVG." Frequently, the volume of trading in our common stock has been light, and the prices and volumes at which our common stock has traded have fluctuated fairly widely on a percentage basis. Until shares of our common stock become more broadly held and orderly markets develop and even thereafter, the prices of our common stock may fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

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

     Our principal executive offices are located in approximately 1,500 square feet of executive office space. Persons with whom our management has other business relationships are providing this space to us on a gratuitous, at-will basis. If this arrangement were to end, we would be required to start paying rent, or find alternative space, or both.
     For information about our operational facilities, see "Item 1 - Business - Location."

ITEM  3.  LEGAL  PROCEEDINGS.

     We  are  not  presently  a  party  to  any  pending  legal  proceeding.

ITEM  4.  (REMOVED  AND  RESERVED)

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     During the prior fiscal year, our common stock was quoted and traded on the Pink Sheets under the symbol "AAVG." The following table sets forth certain information as to the high and low bid quotations quoted on the Pink Sheets for the fiscal years ended December 31, 2009 and December 31, 2010. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. Prices in the table take into account the one-for-100 reverse split of our common stock that occurred in the fall of 2009.
                                     COMMON STOCK
                                     ------------
2009                                 HIGH      LOW
----                                 ----      ---
First Quarter                       $0.14     $0.05
Second Quarter                      $0.20     $0.06
Third Quarter                       $0.12     $0.022
Fourth Quarter                      $0.13     $0.0125

                                     COMMON STOCK
                                     ------------
2010                                 HIGH      LOW
----                                 ----      ---
First Quarter                       $.055     $.01
Second Quarter                      $.055     $.0025
Third Quarter                       $.021     $.0014
Fourth Quarter                      $.014     $.0043

     As of April 13, 2011, we had approximately 384 common shareholders of record and 208,270,834 common shares outstanding.

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

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    GENERAL

     We have historically been an independent energy company focused on exploration and development of oil and natural gas reserves. With the level of oil prices and our production oil near the beginning of 2009, none of wells were producing sufficient to support our operations. To that end, in 2009 we adopted a significant change in our corporate direction. We then decided to focus our efforts on acquiring aviation related businesses and developing these businesses to their commercial potential. In this connection, we entered into a Share Exchange Agreement fully by and between AvStar Aviation Services, Inc. ("AvStar Services") and us, providing for our acquisition of all of the outstanding common stock in San Diego Airmotive ("SDA"), which (through its predecessor entity) has been providing maintenance, repair and overhaul ("MRO") services in California since 1987.

     Our current business plan is to acquire, consolidate and grow businesses in the general aviation industry. We placed our initial focus on MRO of aircraft providing products and services for the general aviation sector. We believe that since September 11, 2001, both private air transportation and the number of aircraft owned by both individuals and business have dramatically increased. Each of these sectors, in addition to routine maintenance, has mandated a number of inspections by the FAA that are commonly included in traditional MRO services. In 2010, we expanded our business through the acquisition a charter air service that operates from South Florida to the Bahamas. As capital is available to us, we intend to grow our business through the expansion of our existing MRO business as well as by acquisitions of existing MRO's, fixed base operations (FBO), charter operations and other operational aircraft related businesses.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of its financial condition and results of operations as of December 31, 2010 are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

     We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

                          Aviation Revenue Generation
                          ---------------------------

     Thru Twin Air Calypso Limited, Inc. AvStar derives revenue from scheduled and charter passenger and freight air carrier services to 5 destinations in the "Family Islands" of the Bahamas. The other islands of the Bahamas and destinations in the United States are provided on a charter basis. At the present time all of these flights originate form Ft Lauderdale, Florida. Customers on the scheduled flights are charged on a per seat basis and charter customers are charged for the entire aircraft. Freight customers are charged on a per pound basis adjusted by "dimensional weight", an industry wide accepted policy. Additional charges are levied for priority handling. Other income is derived form excess luggage, pets and special handling requests.

     Fluctuations in this revenue are principally caused by the seasonality of the vacation tourist. We have taken steps to minimize this effect by heavily promoting the business of the local resident, second homeowners and local businesses.

     Thru Twin Air Calypso Services, Inc. AvStar derives revenue by providing the labor and parts needed for the continued maintenance of general aviation aircraft. Labor is charged on a per-hour basis and parts are charged on a cost-plus basis.

     By providing maintenance services to Twin Air Calypso Limited, Inc. fluctuations in this revenue is minimized. We are marketing our services heavily to the retail general aviation community to supplement our income and thereby lowering the costs to our other operating divisions.

     Essentially all of our revenue is either on a COD basis or paid by credit card. Our risk of bad debt is minimal.

                          Operating Expenses Overview
                          ---------------------------

     Our consolidated cost of sales expenses consist primarily of aircraft leases, insurance, fuel, parts, repair labor, crew labor, ground logistic services, and labor for reservation agents. The general and administrative expenses consist primarily of property rentals, administrative labor, communication costs and employee associated costs.

     Due to the unpredictable nature of the energy industry the cost of fuel is the most variable of all the expenses. For this reason we have introduced fuel surcharges in an effort to mitigate the effect of these fluctuations on our profits. We have not experienced any difficulty in the supply or pricing of the needed parts for the continued airworthiness of our aircraft. While the market for aircraft insurance is limited there has not been any significant price changes for the past several years. We are presently receiving proposals for our upcoming insurance renewal. The current proposals are consistent with expiring terms. The availability of skilled and unskilled labor force in South Florida is adequate to provide stable labor costs.

                     Estimates, Assumptions, and Judgments
                     -------------------------------------

     The operation of our business requires us to make estimates, assumption, and judgments that affect our assets, liabilities, revenues and expenses. On an on-going basis we evaluate our estimates, assumptions, and judgments and their applicability on our operations. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We consider the following policies and their relation to our operating results to be most critical:

     *     The  availability  of  fuel  and  our  ability  to  control its cost;
     * The continued support of the aircraft we operate by its respective manufacturer,
     *     The  policies  of  the  Bahamian  government  regarding  tourism,
     * The policies of the United States government regarding international travel,
     * The ability of management to identify the need to enter new markets and expand existing ones,
     * The ability of management to interrelate with the various government agencies which effect our operations.

                        Oil and Gas Producing Activities
                        --------------------------------

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

                              RESULTS OF OPERATION

   Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009
   --------------------------------------------------------------------------

     Financial results for the year ended December 31, 2010 are not directly comparable to financial results for the year ended December 31, 2009. During August 2010, we completed the acquisition of Twin Air Calypso Limited, Inc. ("TAC Limited"). TAC Limited operates a charter air service. This acquisition appreicably affected the financial results for the year ended December 31, 2010 compared to the financial results for the year ended December 31, 2009.

     REVENUES.  Revenues  were  $1,480,627  in  2010  consisting  of  $1,478,273 revenues from aviation operations and $2,354 from oil and gas operations compared to revenues of $666,196 in 2009 consisting of $660,947 in revenues from aviation operations from SDA and $5,249 in revenues from oil and gas operations. These revenues represent an increase from revenues from 2009 to 2010, largely due to to the acquisition of TAC Limited during August 2010. The decrease in oil and gas revenues from 2009 to 2010 resulted from a decrease in production.

     EXPENSES. Costs and expenses increased to $2,964,736 in 2010 from $1,609,598 in 2009. This increase in costs and expenses reflects the following:

     * $1,172,565 in costs of goods sold in the 2010 from SDA's operation compared to $460,581 in costs of goods sold in 2009, with the substantial increase in costs of goods resulting from the increase in activity due to the acquisition of TAC Limited
     * $1,129,330 in selling, general and administrative expenses in 2010 compared to $380,264 in these expenses in 2009, with the substantial increase in SGA resulting from the increase in activity due to the acquisition of TAC Limited
     * $31,841 in depletion and depreciation in 2010 compared to $137,613 in these expenses in 2009, with the substantial decrease in depletion and depreciation resulting from a lower asset base, which had been written down in 2009

     LOSS FROM OPERATIONS. Because of the increase in activity due to the acquisition of TAC Limited, the Company's loss from operations increased to $1,484,109 in 2010 from $943,402 in 2009.

     INTEREST EXPENSE. Interest expense declined slightly to $43,840 in 2010 compared to $45,588 in 2009.

     NET LOSS. After taking into account interest expense, the Company's net loss increased to $1,527,949 (or $0.013 per share) in 2010 from $988,990 in 2009 (or $0.042 per share).

                                  KNOWN TRENDS

     From our fifty plus years of experience in the Bahamian and general aviation markets we have observed many trends and customs. The general downturn of the world economy in 2008 caused many real estate development ventures in the Bahamas to close operations. At the present time many of these developments are planning to resume operations in the near future. We will be offering both passenger and freight services to these companies.

     The Bahamas government is making the ownership of real estate and the building of homes easier and more secure for non-Bahamians than at any time in their history. This is of great importance to AvStar because it expands the non-seasonal portion of our market.

     The number and nature of competitors in our markets have changed in the past year. The difficult economic times of the past two years have eliminated several of our competitors and caused the larger air carriers to reduce their operations into the small population centers we serve. This gives AvStar a window of time to reinforce our position in the market.

     The price of fuel, our largest operational cost component, will continue to be volatile and require continual monitoring by management.

     We will be submitting our application to the DOT for commuter authority in early May with expected approval by the 2011 fall/winter season. With this approval our customer base and marketing exposure will significantly increase.

     The general aviation market will continue to be affected by fuel prices and other increased operating costs. We have positioned ourselves to offer fuel, labor and parts to the general aviation owner at reduced prices due to our overhead being shared between two entities.

                      LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2010, we had a working capital deficiency of approximately $874,956. Currently, we have limited financial ability to pursue our new business plan. In addition to stabilizing our two existing businesses, our immediate financial goal is to raise approximately $350,000 to complete the scheduled maintenance and refurbishing of our remaining eight aircraft. Although we are now seeking to raise this amount, we have no assurance that we will be able to do so. We believe that, once these aircraft are flying again, our goal of stabilizing our existing business can be accomplished, and we can start considering the resumption of our original business plan of acquiring other businesses. Once the stabilization is accomplished (if at all), we begin trying to determine the scope of the business activities that we will pursue in the foreseeable future. The amount of capital that we will need depends on the scope of the business activities that we ultimately decide to pursue. This scope is uncertain at this time. However, we know that we must obtain additional financing to pursue our business plan at any level that we are likely to pursue. We are currently searching for sources of financing, but we currently do not have any binding commitments for, or readily available sources of, financing. We cannot assure anyone that financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonably terms. If we do not obtain financing we will be constrained to contract the scope of our business plan. Under certain circumstances, we may be constrained to attempt to sell some of our assets. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities. Under certain circumstances, we could be forced to cease our operations and liquidate our remaining assets, if any.

     Our independent certified public accountant has added an emphasis paragraph to its report on our consolidated financial statements for the year ended December 31, 2010 regarding our ability to continue as a going concern. Key to this determination is our historical losses of $1,016,664 in 2010 and $988,990 in 2009. Management plans to try to fund our company partially through the raising of capital through the sale of our equity instruments or issuance of debt, although there can be no assurance of success in this regard. Moreover, management plans on additional revenues from operations from our business as a source to finance our company, although there can be no assurance of that these revenues will materialize at the expected rates. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

                                Convertible Debt
                                ----------------

     Commencing on April 19, 2010, we entered into a series of transactions in which we issued five convertible promissory notes (singly a "Note" and collectively the "Notes") to Asher Enterprises, Inc. ("Holder") in consideration of certain amounts loaned by Holder to us. The following table gives the designations to which the Notes are referred hereinafter, the dates of the Notes, the original principal amounts of the Notes, and the scheduled maturity dates of the Notes:

          DESIGNATION     ISSUANCE        ORIGINAL PRINCIPAL     MATURITY
          OF NOTE         DATE OF NOTE     AMOUNT OF NOTE       DATE OF NOTE
           -------        ------------     --------------       ------------
            First           4/19/2010          $50,000            1/21/2011
            Second           6/1/2010          $25,000            3/31/2011
            Third           8/31/2010          $40,000            6/2/2011
            Fourth         10/21/2010          $35,000            7/25/2011
            Fifth          12/20/2010          $45,000            9/22/2011
            TOTAL                             $195,000

     While the terms of the Notes vary somewhat, these terms are generally the same from Note to Note. The following is a description of the terms of the Notes.

     Each of the Notes bears regular interest at a rate of 8% per annum, with a default rate of 22% per annum. The Notes are unsecured, and each of them is due and payable on or before their respective maturity dates. At any time prior to the payment in full of the entire balance of a Note, Holder has the option of converting all or any portion of the unpaid balance of the Note into shares of our common stock at a conversion price discussed hereafter. Nevertheless, Holder is not entitled to convert any portion of a Note to the extent that the shares to be issued in connection therewith would cause Holder's beneficial ownership of our common stock to exceed 4.99% of the outstanding shares of our common stock. Each conversion price for the Notes features a "variable" conversion price, and the First and Second Notes also feature a "fixed" conversion price of $.002, which will apply if it is less than the related variable conversion price. The variable conversion price is a percentage discount from an average of the three lowest closing bid prices of our common stock for the 10 most recent trading days preceding the date of exercise. The percentage discounts for the variable conversion prices provided for in the Notes range from 42% for the First Note, 50% for the Second, Third and Fourth Notes, and 55% for the Fifth Note. Because of the operation of the floating conversion price and the limitation on the ability of Holder to convert as described above, we are unable to determine at any time that number of shares into which Holder could convert one or more of the Notes.

     The Notes (and related documentation) contain customary representations and warranties, customary affirmative and negative covenants, customary anti-dilution provisions, and customary events of default that entitle Holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Notes. A default on any of the Notes could lead to certain penalties, including an obligation to (a) pay all of the following, plus an additional 50% of (i) default interest, (ii) other monetary penalties, and
(iii) the outstanding balance on the related Note, and (b) to issue shares of our common stock to satisfy the amount computed in accordance with (a) immediately preceding.

     Commencing October 25, 2010, Holder began converting some of the Notes. As of the date of the Report, Holder had converted an aggregate principal amount of the Notes equal to $87,000 into 49,871,292 shares of our common stock, leaving an aggregate outstanding principal amount of the Notes equal to $108,000 as of April 1, 2011. The First and Second Notes have been fully converted, while the Third Note has been partially converted.

                                  Legacy Debt
                                  -----------

     We have outstanding the following notes that became due and payable on December 1, 2008. These notes have an aggregate principal amount totaling $624,771 plus aggregate accrued interest of $99,197 as of April 13, 2011.
We  are  currently  exploring  ways  to  satisfy  these  amounts.

(a) Note payable to Mary Pollock Merritt, daughter of our former chief executive officer. This note bears interest at rates of 12% per year and became due on December 31, 2008. This note is not collateralized. The current outstanding balance on this note as of April 13, 2011 was $111,691, plus accrued interest.

(b) Note payable to Charles Pollock, our former chief executive officer and a significant stockholder of ours. This note bears interest of 12% per year and became due on December 31, 2008. This note is not collateralized. The current outstanding balance on this note as of April 13, 2011 was $400,911, plus accrued interest.

(c) Note payable to Mark Weller, our former president and a significant stockholder of ours. This note bears interest of 12% per year and became due on December 31, 2008. This note is not collateralized. The outstanding balance on this note as of April 13, 2011 was $112,169, plus accrued interest.

                         Off-balance Sheet Arrangements
                         ------------------------------

     During the year ended December 31, 2010, we had no off balance sheet arrangements.

                               Oil and Gas Assets
                               ------------------

     Management is currently exploring options for our remaining oil and gas assets, which may include a sale of it or a spin-off of them to shareholders, so that management can devote its entire attention to our current aviation business.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          AVSTAR AVIATION GROUP, INC.
                              BALANCE SHEET
                            December 31, 2010 and 2009

                        ASSETS
                                                            2010        2009
 Current assets
Cash                                                       5,648        4,565
Accounts receivable                                      146,826       23,950
Parts and inventory                                        4,858       27,916
Prepaid expenses                                          11,008        8,301
                                                         -------       ------

                  Total Current Assets                   168,340       64,732

Property and equipment:
Proven oil and gas properties (successful efforts
method), net of accumulated depletion of $299,766          5,280       37,121
Unproven oil and gas properties (successful efforts
method)                                                        0            0
Furniture and Equipment, net of Accumulated
Depreciation of $13,638                                  786,381       19,537
                                                        --------      -------
Total Other Assets                                       791,661       56,658
                                                      ----------      -------
                  Total assets                        $  959,999      121,388
                                                      ==========   ==========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable                                          83,189      163,389
Accrued interest payable to related parties               99,197       99,197
Notes payable to related parties                         477,336       11,900
Accrued liabilities                                      383,574      115,978
                                                       ---------      -------

                  Total current liabilities            1,043,296      390,464

Long term debt to related parties                      1,057,477      659,771
                                                       ---------     --------

                  Total liabilities                    2,100,773    1,050,235

Stockholders' deficit:
Preferred stock: $.001 par value; 10,000,000
   shares authorized, none issued and outstanding              -            -
Common stock: $.001 par value; 500,000,000
   shares authorized; 176,899,542 and 65,728,490
   shares  issued and outstanding                        176,900       65,729
Additional paid-in capital                            21,401,011    20,237,001
Accumulated deficit                                  (22,718,685)  (21,231,577)
                                                     -----------    ----------

                Total stockholders' deficit          (1,140,774)      (928,847)
                                                     -----------   -----------

         Total liabilities and stockholders' deficit    959,999        121,388
                                                     ===========   ===========

                          AVSTAR AVIATION GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 2010 and 2009



                                                      2010              2009

Revenue from o\aviation operations                1,478,273           660,947
Oil and gas revenue                                   2,354             5,249
                                                  ---------------------------
                                                  1,480,627           666,196

Costs and expenses:
Cost of goods sold                                1,172,565           460,581
Production tax                                            0               140
Selling, general and administrative,
       including stock based compensation           661,885           380,264
Dry hole costs                                            0                 0
Depletion and depreciation                           31,841           137,613
Stock based compensation                            631,000           631,000
                                                  ---------------------------
Total costs and expenses                          2,497,291         1,609,598
                                                  ---------------------------
Loss from operations                             (1,016,664)         (943,402)

Other income and (expenses):
Interest expense                                          0           (45,588)
Other income                                              0                 0
                                                 ----------------------------
Net loss                                         (1,016,664)         (988,990)
                                                 ============================

Weighted average common shares outstanding        9,073,912          9,073,912

Basic and diluted net loss per common share           (0.112)           (0.109)

                          AVSTAR AVIATION GROUP, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      Years ended December 31, 2009 and 2008



                                    Additional                          Total
                     Common Stock   Paid-In  Accumulated  Deferred Stockholders'
                   Shares   Amount  Capital   Deficit    Compensation   Deficit

Balance at
   December 31,
   2007       306,339,544  306,340  18,373,829 (19,192,197)     $0     (512,028)

Stock issued for
  compensation 49,160,000   49,160      49,160                   0      175,234

Common Stock issued
  for property
  acquisition  10,000,000   10,000      10,000                           32,000

Net (Income) / Loss                               (330,555)            (330,555)
               -----------------------------------------------------------------
Balances as of
  December 31,
  2008        365,499,544  365,500  18,432,989                   0     (635,350)

Add stock
   issued for
   services   125,000,000  125,000     360,594                          485,594

Reverse stock
   split 1 for
   100       (485,594,446)(485,594)                                     485,594

Stock issued
   for service
   post-split         235        -                                            -

Acquisition of
   subsidiary  50,000,000   50,000     709,907    (719,834)              40,073

Stock issued
   for compen-
   sation      10,100,000   10,100     482,439                          492,439

Stock issued
   for payment
   of loan HLS
   issue
   12/4/09        723,157      723     136,676                          137,399

Imputed interest        -        -      25,481                           25,481

Net income (loss)                                  (988,990)           (988,990)
              -----------------------------------------------------------------

Balance as of
   December 31,
   2009        65,726,490   65,720 20,237,001 (21,231,577)             (928,847)
Stock Issued:
  for compen-
  sation       15,000,000   15,000    435,500                           450,500
  for services 36,721,052   36,721    201,477                           214,351
  forbearance   1,600,000    1,600     37,340                            38,940
  reduction of
  debt         14,000,000   14,000     21,000                            35,000
  debt conver-
  sion         25,500,000   25,500    221,500                           247,000
  acquisition  18,350,000   18,350    271,040                           289,390

Net Income (Loss)                              (1,487,108)           (1,487,108)
              -----------------------------------------------------------------
Balance as of
   December 31,
   2010       176,899,542  176,900 21,401,011 (21,718,685)           (1,140,774)
             ===================================================================

                         AVSTAR AVIATION GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2010 and 2009


                                                     2010               2009

Cash flows from operating activities:
Net loss                                          (1,487,108)         (988,990)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
   Depletion and depreciation expense                 46,520           143,613
   Impairment of oil and gas properties                                      -
   Dry hole expense                                                          -
   Plug and abandonment costs                                                -
   Stock-based compensation                         780,524            655,741
   Accrued liabilities                              109,570
   Accounts receivable                             (104,702)             5,694
   Accounts payable and accrued liabilities         561,647            141,746
     Other                                          (15,241)            38,007
                                                  ----------------------------
Net cash (used in) operating activities            (108,790)           (10,189)

Cash flows (used in) investing activities:
Investment in subsidiary                           (739,662)
Capital and exploratory expenditures                 (4,540)             5,726
                                                  ----------------------------
Net cash (used) in investing activities            (744,202)             5,726

Cash flows from financing activities:
Proceeds from the sale of common stock
Proceeds from notes payable                         854,075                 -
                                                 ----------------------------

Net cash provided by financing activities           854,075                 -
                                                 ----------------------------
Net change in cash and cash equivalents              (1,083)           (4,463)

Cash and cash equivalents at beginning of year        4,565             9,028
                                                 ----------------------------
Cash and cash equivalents at end of year              5,648             4,565
                                                 ============================

                          AVSTAR AVIATION GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION
------------

     AvStar Aviation Group, Inc. (the "Company") is a Texas corporation that has historically engaged in oil and gas exploration and development. The Company was originally incorporated in 1997 as Zip Top, Inc. and subsequently adopted a name change to Pangea Petroleum Corporation. On April 26, 2000, the Company was recapitalized when the Company acquired the non-operating public shell, Segway II Corporation. Segway II Corporation had no significant assets or liabilities at the date of acquisition and, accordingly, the transaction was accounted for as a recapitalization. In February 2009, the Company adopted a significant change in its corporate direction by deciding to focus its efforts on acquiring aviation related businesses and developing these businesses to their commercial potential. The Company subsequently changed its name to AvStar Aviation Group, Inc. on September 21, 2009.

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

On April 8, 2010, (a) Twin Air Calypso Services, Inc., a newly-formed, indirect wholly-owned Florida subsidiary (the "MRO Subsidiary") of ours, and (b) Miami Aviation Maintenance Co. ("MAMCO") executed a bill of sale whereby MAMCO assigned to the MRO Subsidiary certain of its assets used to provide aviation
MRO  services.   The  assigned  assets  included  general  shop  equipment.  No liabilities were assumed in connection with the transaction. These assets were assigned in consideration of 750,000 shares of our common stock, which had an aggregate market value of $20,250 based on the closing price of our common stock on the date of the transaction. In connection with the organization of the MRO Subsidiary, SDA had previously assigned all of its assets to the MRO Subsidiary in consideration of all of the shares of the common stock of the MRO Subsidiary to be outstanding for the foreseeable future. The MRO Subsidiary was formed to provide aviation MRO services, as well as airline support services. The services have been offered out of North Perry Field in Pembroke Pines, Florida in Broward County. The impetus for the transaction was the then recent termination of SDA's Hangar Sublease at French Valley Airport in Southern California and the perception that the continuation of the business historically conducted by SDA in Florida was advisable in view of the perceived greater strength of the local Florida economy relative to the local California market in which SDA had historically provided services.

On August 19, 2010, we completed a transaction in which we acquired all of the outstanding stock in Twin Air Calypso Limited, Inc. ("TAC Limited"). TAC Limited operates an air carrier service from South Florida to the Bahamas with access to eight aircrafts. We acquired TAC Limited in exchange for 18.0 million shares of our common stock and some cash payments in the approximate aggregate amount of $275,000 to be paid in a small number of future installments over the fairly near future. Because of amounts previously paid, we were not required to pay any cash down payment at closing. The 18.0 million shares of our common stock had an aggregate market value of $270,000 based on the closing price of our common stock on the date of the transaction. The acquired assets consisted primarily of the rights of TAC Limited under an aircraft lease agreement covering seven aircraft and an FAA Certified Part 135 permit. The only liabilities in effect assumed in connection with the acquisition were the liabilities and obligations of the lessee under the preceding aircraft lease agreement.

The agreement governing the acquisition of TAC Limited (the "Stock Agreement") contained a non-competition agreement, prohibiting the stockholders of TAC Limited from competing with us. This non-competition agreement lasts for a period commencing on the closing of the acquisition and ending on the later to occur of five years. The Stock Agreement also contained fairly customary representations, warranties and indemnifications, as well as other general terms and conditions typically governing stock sales and purchases.

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

     Effective January 1, 2009, AvStar Aviation adopted the authoritative guidance for Fair Value Measurements and Disclosures which establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for SFAS No. 123 (F), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not believe the adoption of SFAS 157 will have a material impact on the Company's financial condition or results of operations.

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

     Effective January 1, 2009, AvStar Aviation adopted the authoritative guidance for Non-Controlling Interests to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that does not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements that shall be applied retrospectively for all periods presented. The Company does not believe that the adoption of SFAS 160 would have a material effect on its consolidated financial position, results of operations or cash flows.

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

MAINTENANCE  &  REPAIR  AND  AIR  CARRIER  ACTIVITIES
-----------------------------------------------------

     Twin Air Calypso Services, Inc., our indirect, wholly-owned Florida subsidiary (the "MRO Subsidiary") conducts our business of providing maintenance, repair and overhaul ("MRO") products and services for aircraft in the general aviation sector. The MRO Subsidiary was the result of the consolidation on April 8, 2010 of our subsidiary San Diego Airmotive ("SDA") and Miami Aviation Maintenance Co. ("MAMCO"). SDA (through its predecessor entity) had been MRO services in California since 1987, while MAMCO commenced its operations in 2001 and continued them until the time of the consolidation, but for an approximately 18-month period during which MAMCO ceased providing services. The services are being offered out of North Perry Airport in Pembroke Pines, Florida in Broward County.

     After the April move of our MRO business from southern California to the Florida market, we "jump started" our transition by establishing an exclusive maintenance, fueling and ground support contract with the Charter Air Subsidiary, a company discussed in the next section that we eventually acquired in August 2010. We are in the process of developing new customer relationships, and thus far we have had limited success.

     The MRO Subsidiary recently commenced a focused, direct marketing program of its services and is starting to see an increased interest from potential customers. Moreover, the MRO Subsidiary currently has the only avionics shop at North Perry Field, providing services for the electronic systems on aircraft that provide communications, navigation and guidance, display systems, flight management systems, sensors and indicators, weather radars, electrical systems, and various onboard computers. Finally, the MRO Subsidiary has recently entered into lease negotiations regarding a fuel truck, pursuant to which the MRO Subsidiary could offer to sell fuel to third parties. This truck will also provide fuel to the Charter Air Subsidiary (discussed immediately below) at discounted rates, enabling this other subsidiary to realize fuel cost savings. All training regarding the operation of the fuel truck and the fire inspector's inspection have been completed, and commencement of sales by this truck is contingent solely upon the completion of negotiations regarding its lease to the MRO Subsidiary. We have no assurance that we will be able to complete the lease of the fuel truck and commence sales of fuel with it.

     Twin Air Calypso Limited, Inc., our wholly-owned Florida subsidiary (the "Charter Air Subsidiary"), conducts our charter air service business. We acquired the Charter Air Subsidiary on August 19, 2010. The Charter Air Subsidiary operates a charter air service from South Florida to the Bahamas with eight leased aircraft. It has regular flights of both passengers and cargo to two destinations on the island of Abaco and three destinations on the island of Eleuthera. The Charter Air Subsidiary also flies to other destinations in the Bahamas on a chartered basis.

     We lease seven aircraft pursuant to an aircraft lease agreement (the "Lease Agreement") with Air Charters, LLC, and entity controlled by Kenneth W. Langston, who was a equity owner of MAMCO and TAC Limited. The start date on the Lease Agreement was February 2010, and the Lease Agreement has a term of five years, subject to earlier termination upon lessee default. Our monthly rental rate per aircraft is $2,150. The aircraft are being leased on an "AS IS, WHERE IS" basis. The Lease Agreement contains customary representations and warranties on our part, customary affirmative and negative covenants on our part, and customary events of default that entitle the lessor to terminate the Lease Agreement.

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

IMPAIRMENT  OF  LONG-LIVED  ASSETS
----------------------------------

     In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to fair market value or discounted cash flow is required. Based upon a recent evaluation by management, an impairment write-down of the Company's long-lived assets was recorded to write such assets down to their estimated net realizable value resulting in an impairment expense of $31,841 and $137,613 in 2010 and 2009, respectively.

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

BASIC  AND  DILUTED  NET  LOSS  PER  SHARE
------------------------------------------

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an "as if converted" basis. For the years ended December 31, 2010 and 2009, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
--------------------------------------------

     The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

2.  GOING  CONCERN  CONSIDERATIONS

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2010 and 2009, the Company reported losses of $(1,016,664) and $ (988,990), respectively. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company developed a multi-step plan and during 2009 and 2010 took actions to improve its financial position and deal with its liquidity problems. The final steps of the plan are still being developed, but may include additional private placements of the Company's common stock, and efforts to raise additional debt financing or equity offerings.

     * The Company's long-term viability as a going concern is dependent on certain key factors, as follows: - The Company's ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

     * The Company's ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. OIL AND GAS PROPERTIES

Oil and gas properties consist of the following at December 31, 2009:

Oil and gas properties                              309,074

Less accumulated depletion                         (303,794)
                                                  ---------
Net oil and gas properties                        $   5,280
                                                  =========

During the years ended December 31, 2010 and 2009, the Company recorded dry hole, abandonment and impairment charges of $31,840 and $137,613, respectively. At December 31, 2010, the Company has working interests in two wells.

4. PROPERTY AND EQUIPMENT
-------------------------

Property and equipment consists of the following at December 31, 2009:

Office equipment                  3 to 5 years                $33,174
Furniture and fixtures            3 to 5 years
                                                              -------
                                                               33,174

Less accumulated depreciation                                 (28,316)
                                                              -------
Net property and equipment                                    $ 4,858
                                                              =======


5. INCOME TAXES

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2009, the Company had net operating loss ("NOL") carryforward for income tax purposes of approximately $8,240,528, which expire in various tax years through 2027. Additionally, because United States tax law limits the time during which NOL carryforwards may be applied against future taxable income, the Company will, in all likelihood, be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.
The composition of deferred tax assets and the related tax effects at December 31, 2010 are as follows:

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

EMPLOYMENT  AGREEMENT
---------------------

The Company currently has employment agreements now in effect with two of our Named Executive Officers.

We have an employment agreement dated May 5, 2010 between our subsidiary Twin Air Calypso Limited, Inc. ("TAC Limited") and Clayton I. Gamber, our president and Chief Executive Officer (the "Gamber Employment Agreement"). The Gamber Employment Agreement provides for a term of five years that commenced in May 2010, subject to earlier termination by TAC Limited upon certain customary events. It provides that Mr. Gamber will receive a weekly salary of $1,250, and will be entitled to participate in any and all employee benefit plans now existing or hereafter established for the TAC Limited's employees, provided that he meets the eligibility criterion therefore, and provided further that Mr. Gamber will be entitled to appropriate medical insurance in all cases. If we are successful in raising additional funds or improving significantly our financial performance, management expects that Mr. Gamber and we will re-negotiate the Gamber Employment Agreement to pay a salary closer to market levels, consistent with any restrictions on salaries imposed by any investors providing the additional funds.

We have an employment agreement dated September 1, 2010 with Henry A. Schulle, a Vice President and the Corporate Secretary (the "Schulle Employment Agreement"). The Schulle Employment Agreement Provides for a term of five years that commenced in September 2010, subject to earlier termination by the Company upon certain customary events. It provides that Mr. Schulle will receive a monthly salary of $4,350.00, and will be entitled to participate in any and all employee benefit plans now existing or hereafter established for the MRO Subsidiary's employees, provided that he meets the eligibility criterion therefore, and provided further that Mr. Schulle will be entitled to appropriate medical insurance in all cases. If we are successful in raising additional funds or improving significantly our financial performance, management expects that Mr. Schulle and the Company will re-negotiate the Schulle Employment Agreement to pay a salary closer to market levels, consistent with any restrictions on salaries imposed by any investors providing the additional funds.

During a part of fiscal 2010, we had in effect an employment agreement dated March 17, 2010 with Russell Ivy, our former president and Chief Executive Officer (the "Ivy Employment Agreement"). The Ivy Employment Agreement had a one-year term, possibly subject to earlier termination by either Mr. Ivy or us upon notice to the other. Under the Ivy Employment Agreement, Mr. Ivy was to receive an annual salary of $37,500, which represented a significant reduction from a salary that Mr. Ivy had heretofore been receiving pursuant to a verbal employment agreement. Furthermore, per the Ivy Employment Agreement, we agreed to issue to Mr. Ivy, 15.0 million shares of our common stock as an inducement to Mr. Ivy to enter into the written employment agreement. Mr. Ivy was also entitled to participate in any and all employee benefit plans now existing or hereafter established for our employees, provided that he met the eligibility criterion therefor. The Ivy Employment Agreement replaced verbal employment agreement with Mr. Ivy, pursuant to which Mr. Ivy was to receive a salary in the amount of $15,000 per month. Because of our lack of funds, Mr. Ivy received none of his salary in 2009, but all of his salary was accrued. In addition, Mr. Ivy received 4.0 million shares of our common stock as a sign-on bonus at a time when these shares had a value of $240,000 based on the closing price of our shares on the date of grant. The Ivy Employment Agreement terminated in September 2010.

7. STOCKHOLDERS' EQUITY

PREFERRED  STOCK

The Company's articles of incorporation authorize the issuance of up to 10,000,000 shares of series preferred stock, with a par value of $.001 and other characteristics determined by the Company's board of directors. As of December 31, 2010, there was no preferred stock issued or outstanding.

COMMON  STOCK
-------------

During the years ended December 31, 2010 and 2009, the Company issued shares for cash under private placements of securities and as compensation to employees and consultants.

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

During February 2010, the Company issued 521,052 shares of its common stock to SMT Trust in cancellation of debt in the amount of $99,000 owed by the Company to Henry L. Schulle.

During April 2010, the Company issued 750,000 shares of its common stock to Miami Aviation Maintenance Company in connection with the sale of its assets to Twin Ciar Calypso Services, Inc.

During June 2010, the Company issued 4,000,000 shares of its common stock to an attorney for legal services previously provided haven a value to be determined.

During August 2010, the Company issued an aggregate of 23 million shares of its for the following purposes:

     * 5 million shares of its common stock to Henry A. Schulle for services as a founder of the Company and as an incentive for him to sign an employment agreement
     *    11.3 million shares of its common stock to Clayton I Gamber and Robin
          V. Gamber JTTEN in connection with the acquisition of Twin Air Calypso Limited, Inc. and Twin Air Calypso Services, Inc.
     * 6.3 million shares of its common stock to Kenneth W. Langston in connection with the acquisition of Twin Air Calypso Limited, Inc. and Twin Air calypso Services, Inc.

STOCK  OPTIONS
--------------

The Company periodically issues incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The Board of Directors approves the issuance of such options. The exercise price of an option granted is determined by the fair market value of the stock on the date of grant.
A summary of the Company's stock option activity and related information for the years ended December 31, 2010and 2009 follows:

                            NUMBER OF       EXERCISE     WEIGHTED
                            SHARES          PRICE        AVERAGE
                            UNDER                        EXERCISE
                            OPTION                       PRICE
-------------------------------------------------------------------------------

Balance outstanding at:
   December 31, 2009         350,000     $0.20-$1.00      $0.56

Balance outstanding at:
   December 31, 2010           1,000     $0.50            $0.50

All outstanding stock options are exercisable at December 31, 2010. A summary of outstanding stock options at December 31, 2010 follows:

REMAINING               EXPIRATION          REMAINING          EXERCISE
NUMBER OF COMMON           DATE             CONTRACTED          PRICE
STOCK EQUIVALENTS                           LIFE
                                           (YEARS)
--------------------------------------------------------------------------------

    1,000              January 2010          0.08               $0.50

In connection with the acquisition of Twin Air Calypso Limited, Inc. ("TAC Limited"), and in order to effectuate a verbal agreement and understanding that they had made some time ago, we and the stockholders of TAC Limited entered into certain option agreements (the "Option Agreements"). The Option Agreements permit us to repurchase a portion of the 18.0 million shares of common stock issued in connection with the acquisition for an aggregate purchase price of $1.75 million. The number of shares depends on the per-share "Market Value" of our common stock, which is basically the 20-day trading average prior to the time of exercise. The portion of such 18.0 million shares that may be repurchased generally equals the quotient obtained by dividing $1.25 million by the Market Value; provided, however, that the stockholders of TAC Limited may retain a maximum of 7.353 million shares and a minimum of 625,000 shares. Moreover, the Option Agreements require us to repurchase the portion of shares determined in accordance with the preceding whenever we complete a private placement of our securities for an aggregate purchase price of at least $3.0 million.

Effective June 1, 2005, the Company adopted the 2005 Equity Compensation Plan (the "Plan") under which stock in lieu of cash compensation awards may be granted from time to time to employees and consultants of the Company. The Plan allows for grants to other individuals contributing to the success of the Company at the discretion of the Company's board of directors. The purpose of the Plan is to provide additional incentives to promote the success of the Company and to enhance the Company's ability to attract and retain the services of qualified individuals. The Company reserved 25,000,000 shares of stock for
issuance under the Plan.   No further shares are currently available for
issuance pursuant to the Plan. There are no non-vested shares at December 31, 2010.

STOCK WARRANTS
--------------

The Company did not grant any warrants in 2009 or 2010.

STOCK WARRANTS
--------------

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2010 and 2009 follows:

                        NUMBER OF SHARES         EXERCISE     AVERAGE
                         UNDER WARRANT           PRICE        WEIGHTED
                                                              PRICE
--------------------------------------------------------------------------------

Warrants outstanding at:
     December 31, 2008     21,335,387        $0.008-$0.015     $0.01

     Issued                      0
     Exercised                   0
     Expired               10,910,387

Warrants outstanding at:
     December 31, 2009     10,425,000        $0.01-$0.015      $0.014

     Issued                      0
     Exercised                   0
     Expired                1,425,000

All stock warrants are exercisable at December 31, 2010. A summary of outstanding stock warrants at December 31, 2010 follows:


REMAINING               EXPIRATION          REMAINING          EXERCISE
NUMBER OF COMMON        DATE                CONTRACTED          PRICE
STOCK EQUIVALENTS                           LIFE
                                           (YEARS)
--------------------------------------------------------------------------------

     20,000            January 2012           1.08               $0.01
     70,000            February 2012          1.17               $0.015

8.  SUBSEQUENT  EVENTS
----------------------
In the fourth quarter of 2010 the Company entered discussions with Air Charters, LLC for the acquisition of a thirty-five percent interest in the LLC. A Letter of Intent has been presented to Air Charters, and the transaction is proposed for closing in late May 2011.

The Company leases seven aircraft pursuant to an aircraft lease agreement with Air Charters, LLC

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of the end of the period of this report, our principal executive and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer. We have concluded, based on that evaluation, that, as of such date, the disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management identified significant deficiencies with respect to the timely public reporting of events requiring such reporting. During 2010, these deficiencies caused us to file late five Current Reports on Form 8-K. Some of these instances resulted from the failure of relevant company personnel to understand the need for prompt disclosure. As funds are available therefore, we intend to institute the following corrective action to ensure that such events are timely reported publicly:

     * Adopting a disclosure policy requiring our personnel to communicate to a designated committee for evaluation any information potentially material and thereby requiring public disclosure;
     * Developing a basic program to educate management as to the events requiring expedited disclosure;
     * To avoid late disclosure of events requiring expedited disclosure, adopting certain procedures, such as required consultation with securities counsel before issuing any equity shares, entering into any agreement that may be material, taking any action at a Board of Directors meeting or the like; and
     *     To  avoid  late  filings  of  documents  having regular due dates
           (such as Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q), establishing timelines within which our professional personnel will strive to work.

Because the implementation of the preceding corrective action will begin after the end of the period of this report, the significant deficiencies that we identified still existed as of the end of the period of this report.

Notwithstanding management's assessment that our disclosure controls and procedures were not effective as of December 31, 2010, and the significant deficiencies described above, we believe that this Annual Report on Form 10-K and the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

     There were no adjustments at year-end and so management considers the controls in place are adequate for us.

     Management uss a separation of function approach to insure adequate controls. There was no material weakness identified during the preparation of year-end financial statements.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting.

CHANGES  IN  INTERNAL  CONTROLS  OVER  FINANCIAL  REPORTING

During the fourth fiscal quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS
     Our  current  directors  and  executive  officers  are  as  follows:

NAME                      AGE     POSITIONS
----                      ---     ---------
Clayton  I.  Gamber       61     Chief  Executive  Officer,  President  and
                                  director
Henry  A.  Schulle        46     Vice  President,  Secretary,  and  director
Stephen  Wood             41     Chief  Technology  Officer  and  director
James  H.  Short          67     Director
Russell  Ivy              44     Director
Robert Wilson             53     Vice President and Chief Financial Officer

     The  following  is  the  background  of  our  officers  and  directors:

     CLAYTON  I. GAMBER.       Mr. Gamber has served as one of our directors and
our Chief Executive Officer and President since August 2010. He has been involved in the aviation business in South Florida since 1970, serving in capacities that have included Director of Maintenance, Director of Operations, Accountable Manager, executive officer, director and owner. For more than the past five years, he has served as a director and an executive officer of aviation companies in which he has been a part owner. One of these companies, Twin Town Leasing Co., d/b/a "Twin Air Calypso," filed for protection under Federal bankruptcy laws in June 2010 due to a single liability. Mr. Gamber holds a Bachelor of Science in Industrial Engineering and Operations Research from Virginia Tech. He also holds an FAA Airline Transport Pilot License, has over 8000 flight hours and a DC-3 Type Rating, and holds a FAA Airframe and Powerplant License. Prior to his election as an office and a director, Mr. Gamber was serving as a director and the President of Twin Air Calypso Services, Inc., a recently-formed, wholly-owned subsidiary of ours.

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

     STEPHEN WOOD. Mr. Wood has served as one of our directors and our Chief Technology Officer since September 2010. For over the past five years, Mr. Wood has acted as an entrepreneur. In addition to his work on our behalf, Mr. Wood will continue to hold positions in three corporations, AmeriMovers Group, Inc.
(CEO), Local Media Group, Inc. (CEO), and AmeriBusiness Products, Inc. (CFO/COO). In 2001 he launched his first Internet site, AmeriMovers, of more than 150 presently owned. Shortly thereafter AmeriMovers developed the first movers bidding tool in the world. During 2006 Local Media Group was formed to become the marketing arm for AmeriMovers and other Internet ventures. While continuing to make acquisitions for the AmeriMovers Brand, Mr. Wood established AmeriBusiness Products in 2007. AmeriBusiness Products, formerly known as AmeriBusiness Forms, holds a large buyers group contract with more than 20,000 members and clients within major industries. As our CTO, Mr. Wood plans to incorporate technology into our current business model, streamlining it and expanding it into our future acquisitions.

JAMES  H.  SHORT.  Mr.  Short  has served as one of our directors since February
2009. He has been a member of AvStar Services' Board of Directors since July 2006. Since December 2003 he has served as a member of the Board of Directors of TexCom, Inc. (Pink Sheets: TEXC). AvStar Services acquired San Diego Airmotive from TexCom, Inc. He also served as a member of the Board of Directors of Texas Commercial Resources, Inc. (Pink Sheets: TCRI) from 2001 until 2003. Mr. Short is currently a principal and Vice president of Finance & Administration for Sabine Storage & Operations, Inc., an engineering and a consulting firm specializing in the design, engineering, permitting, construction management, and operations of hydrocarbon storage facilities in subsurface salt dome formations. In addition, he is a principal and Vice President of Marketing for Sabine Resources, Inc., a surface and mineral owner of property having hydrocarbon storage potential in a salt dome formation. Mr. Short was previously associated with Energy Consultants, Inc., a natural gas marketing entity serving municipalities in South Illinois and Indiana, on an independent contractor basis, from 1984 until 2001.From 1979 to 1984, he was Senior Vice President and a director of Coronado Transmission Company with responsibilities for gas acquisition, transportation, and sales throughout the Southern States and Rocky Mountain area. Mr. Short served as Vice President of Corporate Planning and Vice President of Gas Supply, Transportation and Sales of Lovaca Gathering Company from 1972 to 1979. He was an employee of Cities Service Oil Company from 1966 to 1972. Mr. Short holds a B.S. degree from the University of Tennessee

     RUSSELL IVY. Mr. Ivy has served as one of our directors since April 2009, and he was our Chief Executive Officer and President from April 2009 to August 2010. Mr. Ivy served as President and Chief Executive Officer of AvStar Aviation Services, Inc., our controlling stockholder from January 2009 to August 2010. From January 1996 through the present, he has been a principal of the Ivy Companies, several companies that provided various merger and acquisition consulting services for various operating entities both private and public. From September 2002 to May 2004, Mr. Ivy was a principal of Seafood Anywhere, LLC., a Houston-based startup seafood distribution company supplying various types of seafood to restaurants in the Houston, Austin, San Antonio, and Dallas areas. He earned a Bachelors Degree in International Trade/Economics in 1991 from Texas Tech University.

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

     Our Board of Directors has five members. Each director serves a one-year term that expires at the following annual meeting of stockholders. Executive officers are appointed by the Board of Directors and serve until their successors are appointed. There are no family relationships among our directors or executive officers.

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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who are the beneficial owners of more than ten percent of our common stock (collectively, the "Reporting
Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. To the best of our knowledge based solely on information available to us, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2010: Russell Ivy failed to file a Form 4 regarding a March 2010 grant to him of shares for re-negotiating his employment agreement and a Form 5 to correct the failure to file the Form 4. AvStar Aviation Services, Inc. failed to file a Form 4 regarding company shares spun-off by it to its shareholders, and a Form 5 to correct the failure to file the Form 4. Henry A. Schulle failed to file (i) a Form 4 regarding an August 2010 grant to him of shares for agreeing to serve as an employee and a Form 5 to correct the failure to file the Form 4, and (ii) a Form 4 regarding company shares spun-off to him by AvStar Aviation Services, Inc. and a Form 5 to correct the failure to file the Form 4. James H. Short failed to file a Form 4 regarding company shares spun-off to him by AvStar Aviation Services, Inc. and a Form 5 to correct the failure to file the Form 4. Robert Wilson failed to file a Form 4 regarding an April 2010 grant to him of shares for services provided and a Form 5 to correct the failure to file the Form 4. Stephen Wood failed to file a Form 3 regarding when he was elected to the Board of Directors and a Form 5 to correct the failure to file the Form 3.

ITEM  11.  EXECUTIVE  COMPENSATION.

     The following table sets forth the compensation we paid during the fiscal years ended December 31, 2010 and 2009 to our principal executive officer and any other executive officer whose total compensation exceeded $100,000. The executive officers listed in the table below are referred to as the "Named Executive Officers."

                         SUMMARY COMPENSATION TABLE (1)

  Name and                Year     Salary ($)     Bonus ($)     Stock      Total
  Principal Position                                            Awards ($)
     (a)                  (b)       (c)           (d)            (e)       (j)

Clayton I. Gamber
Chief Executive
Officer (2)               2010     43,750 (3)     $-0-     $-0-

Russell Ivy,
Chief Executive
Officer (4)               2010       28,125 (5)  $345,000(6)     $-0-
                          2009     $120,000 (5)  $240,000(7)  $6,000(8) $366,000
Gregory H. Noble,
Interim Chief Executive
Officer and Vice
President (9)             2009     $   -0-       $    -0-   $150,000(10)$150,000

Thomas Mathew,
Chief Executive
Officer (11)              2009     $   -0-       $    -0-   $    -0-    $    -0-

(1) The Columns designated by the Securities and Exchange Commission for the reporting of option awards, non-equity incentive plan compensation, nonqualified deferred compensation earnings or all other compensation have been eliminated as no such awards, compensation or earnings were made to, earned by, or paid to or with respect to any person named in the table during any fiscal year covered by the table.
(2)     Mr.  Gamber  was elected Chief Executive Officer and President effective
August  19,  2010.
(3) Of this amount, $30,655.07 was paid, and $13,094.93 was accrued and not paid.
(4) Mr. Ivy was elected Chief Executive Officer and President effective April 30, 2009, and he served as such until August 19, 2010.
(5)     All  of  this  amount  was  accrued  and  not  paid.
(6) The figure in the table is based on a contract re-negotiation bonus comprised of 15.0 million shares of our common stock multiplied by $.023, the closing price of our common stock on the date of grant. These 15.0 million shares had a value of $49,500 as of March 18, 2011, based on the $.0033 closing price of our common stock on that date.
(7) The figure in the table is based on a sign-on bonus comprised of 4.0 million shares of our common stock multiplied by $.06, the closing price of our common stock on the date of grant. These 4.0 million shares had a value of $13,200 as of April 12, 2010, based on the $.0033 closing price of our common stock on that date.
(8) The figure in the table is based on a stock award for services as a director comprised of 100,000 shares of our common stock multiplied by $.06, the closing price of our common stock on the date of grant.
(9) Mr. Nobel was elected Interim Chief Executive Officer effective April 3, 2009, and he served as such until April 30, 2009. He was elected Vice President effective February 20, 2009, and he served as such until October 5, 2009.
(10) The figure in the table is based on an issuance of 2.5 million shares of our common stock to settle claims for compensation multiplied by $.06, the closing price of our common stock on the date of grant. These 2.5 million shares had a value of $87,500 as of April 12, 2010, based on the $.035 closing price of our common stock on that date.
(11) Mr. Mathew was elected President effective December 31, 2008, and he served as such until February 27, 2009.

No options or unvested stock awards had been granted in favor of our Named Executive Officers as of December 31, 2010.

                             EMPLOYMENT AGREEMENTS

     The Company currently has employment agreement in effect with one of our Named Executive Officers.

     We have an employment agreement dated May 5, 2010 between our subsidiary Twin Air Calypso Limited, Inc. ("TAC Limited") and Clayton I. Gamber, our president and Chief Executive Officer (the "Gamber Employment Agreement"). The Gamber Employment Agreement provides for a term of five years that commenced in May 2010, subject to earlier termination by the TAC Limited upon certain customary events. It provides that Mr. Gamber will receive a weekly salary of $1,250, and will be entitled to participate in any and all employee benefit plans now existing or hereafter established for the TAC Limited's employees, provided that he meets the eligibility criterion therefore, and provided further that Mr. Gamber will be entitled to appropriate medical insurance in all cases. If we are successful in raising additional funds or improving significantly our financial performance, management expects that Mr. Gamber and we will re-negotiate the Gamber Employment Agreement to pay a salary closer to market levels, consistent with any restrictions on salaries imposed by any investors providing the additional funds.

     We have an employment agreement dated September 1, 2010 with Henry A. Schulle, a Vice President and the Corporate Secretary (the "Schulle Employment Agreement"). The Schulle Employment Acreement Provides for a term of five years that commenced in September 2010, subject to earlier termination by the Company upon certain customary events. It provides that Mr. Schulle will receive a monthly salary of $4,350.00, and will be entitled to participate in any and all employee benefit plans now existing or hereafter established for the MRO Subsidiary's employees, provided that he meets the eligibility criterion therefore, and provided further that Mr. Schulle will be entitled to appropriate medical insurance in all cases. If we are successful in raising additional funds or improving significantly our financial performance, management expects that Mr. Schulle and the Company will re-negotiate the Schulle Employment Agreement to pay a salary closer to market levels, consistent with any restrictions on salaries imposed by any investors providing the additional funds.

     During a part of fiscal 2010, we had in effect an employment agreement dated March 17, 2010 with Russell Ivy, our former president and Chief Executive Officer (the "Ivy Employment Agreement"). The Ivy Employment Agreement had a one-year term, possibly subject to earlier termination by either Mr. Ivy or us upon notice to the other. Under the Ivy Employment Agreement, Mr. Ivy was to receive an annual salary of $37,500, which represented a significant reduction from a salary that Mr. Ivy had heretofore been receiving pursuant to a verbal employment agreement. Furthermore, per the Ivy Employment Agreement, we agreed to issue to Mr. Ivy, 15.0 million shares of our common stock as an inducement to Mr. Ivy to enter into the written employment agreement. Mr. Ivy was also entitled to participate in any and all employee benefit plans now existing or hereafter established for our employees, provided that he met the eligibility criterion therefor. The Ivy Employment Agreement replaced verbal employment agreement with Mr. Ivy, pursuant to which Mr. Ivy was to receive a salary in the amount of $15,000 per month. Because of our lack of funds, Mr. Ivy received none of his salary in 2009, but all of his salary was accrued. In addition, Mr. Ivy received 4.0 million shares of our common stock as a sign-on bonus at a time when these shares had a value of $240,000 based on the closing price of our shares on the date of grant. The Ivy Employment Agreement terminated in September 2010.

                             DIRECTOR COMPENSATION

     Our directors received no compensation for their services as such during the fiscal year ended December 31, 2010.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The table sets forth below contains certain information as of March 13, 2011 concerning the beneficial ownership of our voting stock by:

     * each person known by us to be the owner of more than 5% of our outstanding shares of common stock;
     *     each  of  our  executive  officers  and  directors;  and
     *     all  our  executive  officers  and  directors  as  a  group.

We know of no person outside of management who owns more than % of our outstanding shares of common stock.

     Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of March 13, 2011 are treated as outstanding only for determination of the number and percent owned by such group or person. Except as otherwise indicted, the address for all persons indicated in the table is 3600 Gessner, Suite 220, Houston, Texas 77063.

                                    Amount and Nature of Beneficial Ownership
Name of Beneficial Owner                    Number           Percent

DIRECTORS  AND  EXECUTIVE  OFFICERS
-----------------------------------
Russell Ivy                                22,100,000          10.6%
Clayton I. Gamber                          11,300,000 (1)       5.4%
Henry A. Schulle                            8,643,334           4.2%
Robert Wilson                               1,600,000            *
James A. Short                                300,000            *

All  directors  and  executive  officers
as a group (five persons)                  43,943,334          21.1%
            -------------------------     ----------          -----
(1) These shares are held by Mr. Gamber in his name and in the name of his wife, Robin V. Gamber, as joint tenants with right of survivorship. Mr. Gamber disclaims beneficial ownership of one-half these shares to the extent that his wife has an interest in such one-half. Mr. Gamber holds (with Ms. Gamber) shared voting power and investment power with respect to these shares.

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

     On April 8, 2010, (a) Twin Air Calypso Services, Inc., a newly-formed, indirect wholly-owned Florida subsidiary (the "MRO Subsidiary") of ours, and (b) Miami Aviation Maintenance Co. ("MAMCO") executed a bill of sale whereby MAMCO assigned to the MRO Subsidiary certain of its assets used to provide aviation MRO services. At the time of this transaction, MAMCO was owned in part by Clayton I. Gamber, who became one of our directors and our Chief Executive Officer and President in August 2010. After the completion of this transaction, Mr. Gamber was hired as an officer of the MRO Subsidiary. For more information about this transaction, see "Item 1. Business - General Development of Business
-  Formation  of  MRO  Subsidiary."

On August 19, 2010, we completed a transaction in which we acquired all of the outstanding stock in Twin Air Calypso Limited, Inc. ("TAC Limited"). At the time of this transaction, TAC Limited was owned in part by Clayton I. Gamber, who at the time was an officer of the MRO Subsidiary and as a result of the transaction became one of our directors and our Chief Executive Officer and President. For more information about this transaction, see "Item 1. Business
-  General  Development  of  Business  -  Acquisition  of  FAA Air Carrier."

INDEPENDENCE OF DIRECTORS

     The rules of the American Stock Exchange (the "AMEX") generally require that a listed company's Board of Directors be composed of a majority of independent directors. However, these rules provide that a "smaller reporting company" need only maintain a Board of Directors comprised of at least 50% independent directors. Although we are not listed on the AMEX, we use the standards established by the AMEX for determining whether or not each of our directors is "independent." We have determined that, as of April 13, 2011, James
H. Short is an "independent" director in accordance with the AMEX independence standards.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

During 2010 and 2009, the aggregate fees that we paid to Clay Thomas, P.C., our independent auditors, for professional services were as follows:

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                  2010               2009
      Audit  Fees  (1)                       $    35,000     $     47,000(2)
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

Exhibit  Description
  No.

2.1 Stock Acquisition and Reorganization Agreement between us and Segway II Corp. dated April 26, 2000 is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on April 28, 2000, Exhibit 2.1.
2.2 Share Exchange Agreement by and between us and AvStar Aviation Services, Inc. is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on February 25, 2009, Exhibit 2.1.
3.1 First Amended and Restated Articles of Incorporation are incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on September 22, 2009, Exhibit 3.1.
3.2 By-laws are incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on April 28, 2000,
        Exhibit 3.2.
10.1 Bill of Sale dated April 8, 2010 by and between Twin Air Calypso Services, Inc. and Miami Aviation Maintenance Co. is incorporated herein by reference to our Current Report on Form 8-K (SEC File No.
        0-30503) filed with the  SEC  on  April  13,  2010,  Exhibit  10.1.
10.2 Modification agreement regarding promissory note dated November 22, 2006 is incorporated herein by reference to our Annual Report on Form 10-K (SEC File No. 0-30503) filed with the SEC on May 15, 2009,
        Exhibit  10.2.
10.3 Pledge of Shares of Stock dated November 17, 2006 is incorporated herein by reference to our Annual Report on Form 10-K (SEC File No. 0-30503) filed with the SEC on May 15, 2009, Exhibit 10.3.
10.4 Employment Agreement dated March 17, 2010 with Russell Ivy is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on May 19, 2010, Exhibit 10.1.
10.5 Stock Sale and Purchase Agreement dated effective as of June 27, 2010 by and between us, on the one hand, and Clayton I. Gamber, Kenneth W. Langston and Robin V. Gamber, on the other hand, is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on August 16, 2010, Exhibit 10.1.
10.6 First Amendment to Stock Sale and Purchase Agreement dated effective as of July 11, 2010 is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on August 16, 2010, Exhibit 10.2.
10.7 Stock Option Agreement dated August 19, 2010 between us and Clayton I. Gamber and Robin V. Gamber is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on August 25, 2010, Exhibit 10.1.
10.8 Stock Option Agreement dated August 19, 2010 between us and Kenneth W. Langston is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on August 25, 2010,
        Exhibit 10.2.
10.9    Employment Agreement dated May 5, 2010 between Twin Air Calypso
        Limited, Inc. and Clayton I. Gamber is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on August 25, 2010, Exhibit 10.3.
10.10 Aircraft Lease dated February 1, 2010 by and between Air Charters, LLC and Twin Air Calypso Limited - filed herewith
14.1 Code of Ethics is incorporated herein by reference to Annual Report on Form 10-KSB for the year ended December 31, 2005 (SEC File No. 0-30503),
        Exhibit 14.1.
21.1    Subsidiaries  -  filed  herewith.
31.01   Sarbanes  Oxley  Section  302  Certifications  -  filed  herewith
31.02   Sarbanes  Oxley  Section  906  Certifications  -  filed  herewith

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AVSTAR  AVIATION  GROUP,  INC.
                                  By:     /s/ Clayton I. Gamber
                                          ----------------------
                                  Clayton  I.  Gamber
                                  Chief Executive Officer & President
                                  Date:   April  15,  2011

     In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                                 /s/ Clayton I. Gamber
                                 ---------------------
                                 Clayton I. Gamber
                                 Director, Chief Executive Officer & President (Principal executive officer)
                                 Date:   April 15, 2011

                                 /s/ Henry A. Schulle
                                 --------------------
                                 Henry A. Schulle
                                 Director
                                 Date:   April 15, 2011

                                 /s/ Stephen Wood
                                 ----------------
                                 Stephen Wood
                                 Director
                                 Date:   April 15, 2011

                                 /s/ James H. Short
                                 ------------------
                                 James H. Short
                                 Director
                                 Date:   April 15, 2011

                                 /s/ Robert Wilson
                                 -----------------
                                 Robert Wilson
                                 Vice President and Chief Financial Officer
                                 (Principal financial and accounting officer)
                                 Date:   April 15, 2011