Form 10-K/A
period 2010-12-31
AvStar Aviation Group, Inc.
filed 2011-04-21
CIK 1077319

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

None.

                                EXPLANATORY NOTE

     This Amendment to Form 10-K is being filed solely to include (a) our auditor's letter for our 2010 financial statements that was inadvertently omitted from the Form 10-K, (b) revised financial statements to correct certain incorrect figures that were inadvertently included in the financial statements contained in the Form 10-K, and (c) revised footnotes to the financial statements to include additional footnote information that was inadvertently omitted from the footnotes to the financial statements contained in the Form 10-K. Other than for the preceding, no other changes are being made to the Form 10-K.

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

                          AIR CARRIER SERVICE BUSINESS

     Twin Air Calypso Limited, Inc., our wholly-owned Florida subsidiary (the "Air Carrier Subsidiary"), conducts our air carrier service business. We acquired the Air Carrier Subsidiary on August 19, 2010. The Air Carrier Subsidiary operates a air carrier service from South Florida to the Bahamas with eight leased aircraft. It has regular flights of both passengers and cargo to two destinations on the island of Abaco and three destinations on the island of Eleuthera. The Air Carrier Subsidiary also flies to other destinations in the Bahamas on a chartered basis. Currently, only three of the Air Carrier Subsidiary's leased aircraft are flying, as five of these aircraft are currently down for refurbishing. We expect that a fourth aircraft will be in the air by the end of April 2011. However, we will need to raise about $350,000 to complete the refurbishing of our remaining aircraft. Our goal is to raise this amount, and complete the refurbishing, so that all aircraft will be operational by the fall of 2011. Although we are now seeking to raise this amount, we have no assurance that we will be able to do so. We are striving to get all eight aircraft operational in order to fill the voids in the market caused by the challenging economy in the market. This challenging market has caused some of our competitors to suspend or cease flying, creating a void in certain routes that we believe we can fill in a manner positive to our financial performance. The additional aircraft will allow the West Palm Beach market to be opened and new destination in the Bahamas started.

     We lease seven aircraft pursuant to an aircraft lease agreement (the "Lease Agreement") with Aircraft Charters, LLC, and entity controlled by Kenneth W. Langston, who was a equity owner of MAMCO and TAC Limited. The start date on the Lease Agreement was February 2010, and the Lease Agreement has a term of five years, subject to earlier termination upon lessee default. Our monthly rental rate per aircraft is $2,150. The aircraft are being leased on an "AS IS, WHERE IS" basis. The Lease Agreement contains customary representations and warranties on our part, customary affirmative and negative covenants on our part, and customary events of default that entitle the lessor to terminate the Lease Agreement. We are leasing our eighth aircraft for a one-year term that will end on June 30, 2011 if the term is not extended. Our monthly rental rate is $2,150, plus reserves of $35.00 per hour. We have an option to purchase this aircraft at a price of $315,000, with a credit of $1,000.00 per each month of lease payments made.

     Since August 19, 2010, a review of existing acquisition plans has been completed, a new "affiliate" program has been developed, and strategies for obtaining airframe and avionic dealerships have been implemented. Several companies have been identified as acquisition targets for the first quarter of 2011. The "affiliate" program will expand our capabilities while decreasing operating costs for the Air Carrier Subsidiary. The Air Carrier Subsidiary recently moved to a new facility on the Ft Lauderdale-Hollywood International Airport that will lower rental and fuel costs, while providing a more efficient operation and better amenities for the passengers.

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

                                  COMPETITION

AIR CARRIER  SERVICES
----------------------

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

                             GOVERNMENT REGULATION

     The Air Carrier Subsidiary is operating pursuant to a Federal Aviation Administration FAR Part 135 certificate. The MRO Subsidiary is providing services pursuant to a Federal Aviation Administration FAR Part 145 certificate. Although not now active from a business perspective, our California subsidiary, SDA, holds a Federal Aviation Administration FAR Part 145 certificate, which we will maintain in the event we decide to re-enter the California market.

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

FAA  REGULATION
---------------

     The FAA regulates aircraft safety and flight operations generally, including equipment, ground facilities, maintenance, repair, flight dispatch, training, communications, the carriage of hazardous materials and other matters affecting air safety. FAA regulations are designed to ensure that all aircraft and aircraft equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. The FAA issues operating certificates and operations specifications to carriers that possess the technical competence to conduct air carrier operations. In addition, the FAA issues certificates of airworthiness to each aircraft that meets the requirements for aircraft design and maintenance. We believe the Air Carrier Subsidiary holds all airworthiness and other FAA certificates and authorities required for the conduct of its business and the operation of its aircraft, although the FAA has the power to suspend, modify or revoke such certificates for cause, or to impose civil penalties for any failure to comply with federal law and FAA regulations.

     In compliance with FAA regulations, the Air Carrier Subsidiary's aircraft are subject to various levels of scheduled maintenance or "checks" and periodically go through phased overhauls. All aircraft must be maintained under a continuous condition-monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and aircraft equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities using certified technicians. The FAA monitors closely our aircraft maintenance efforts. It also conducts safety checks on a regular basis.

     The FAA has the authority to issue maintenance directives and other mandatory orders relating to, among other things, the inspection and maintenance of aircraft and the replacement of aircraft structures, components and parts, based on the age of the aircraft and other factors. If the FAA were to determine that the aircraft structures or components are not adequate, it could order operators to take certain actions, including but not limited to, grounding aircraft, reducing cargo loads, strengthening any structure or component shown to be inadequate, or making other modifications to the aircraft. New mandatory directives could also be issued requiring the Air Carrier Subsidiary to inspect and replace aircraft components based on their age or condition. In the future, the Air Carrier Subsidiary could be required to comply at considerable cost with new mandatory directives as part of its aircraft maintenance program.

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

SECURITY
--------

     The Air Carrier Subsidiary is required to comply with various security procedures of FAA and TSA regulations and directives outlined in the federal Domestic Security Integration Program. The airline subsidiaries' customers are required to inform them in writing of the nature and composition of any freight which is classified as "Dangerous Goods" by the DOT. In addition, we conduct background checks on employees of the Air Carrier Subsidiary, restrict access to aircraft, inspect aircraft for suspicious persons or cargo, and inspect all dangerous goods. Notwithstanding these procedures, the Air Carrier Subsidiary could unknowingly transport contraband or undeclared hazardous materials for customers, which could result in fines and penalties and possible damage to the aircraft.

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

     We changed our business focus near the end of February 2009 when we acquired the operations of San Diego Airmotive ("SDA"). Although SDA (through its predecessor entity) has been providing maintenance, repair and overhaul ("MRO") services in California since 1987, we are fairly new to this business. During 2010, we acquired two additional businesses, one offering MRO services and the other offering air carrier services. Investors have a limited history of operations upon which to evaluate our business. There can be no assurances whatsoever that we will be able to successfully implement our business model, identify and close acquisitions of operating companies, penetrate our target markets or attain a wide following for our services. We are subject to all the risks inherent in an early stage enterprise which has experienced rapid growth through acquisitions and our prospects must be considered in light of the numerous risks, expenses, delays, problems and difficulties frequently encountered in those businesses.

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

THE GEOGRAPHICAL CONCENTRATION OF OUR MRO OPERATIONS AND OUR FLIGHTS COULD MATERIALLY HARM OUR BUSINESS.

     Our MRO services are provided from a single facility located in south Florida. If this facility was damaged or our access to it was limited (for example, due to security concerns, severe weather or natural disaster), our operations and financial conditions could be adversely affected.

     We expect that the growth of our charter air services will focus on, adding flights to and from our primary base of operations in south Florida and the Bahamas. Our business would be harmed by any circumstances causing a reduction in air transportation to or from these two locations, such as adverse changes in local economic conditions, negative public perceptions of these destinations, a change in customer preferences in these areas or significant price increases linked to increases in airport access costs and fees imposed on passengers.

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

                              RESULTS OF OPERATION

   Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009
   --------------------------------------------------------------------------

     Financial results for the year ended December 31, 2010 are not directly comparable to financial results for the year ended December 31, 2009. During August 2010, we completed the acquisition of Twin Air Calypso Limited, Inc. ("TAC Limited"). TAC Limited operates an air carrier service. This acquisition appreciably affected the financial results for the year ended December 31, 2010 compared to the financial results for the year ended December 31, 2009.

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


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
AvStar Aviation Group, Inc.
Houston, Texas




            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
AvStar Aviation Group, Inc.
Houston, Texas

I have audited the accompanying consolidated statements of financial position of AvStar Aviation Group, Inc.
as of December 31, 2010 and 2009, and the related consolidated statements of operations, consolidated statement of shareholders' deficit and consolidated statements of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AvStar Aviation Group, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


 Clay Thomas, P.C.
--------------------
Clay Thomas, P.C.
www.claythomaspc.com
Houston, Texas
April 15, 2011

                       AVSTAR AVIATION GROUP, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
             For the Years Ended December 31, 2010 and 2009

                       ASSETS                           2010          2009

Current Assets
    Cash                                                5,648          4,565
    Accounts Receivable                               146,826         23,950
    Parts and Inventory                                 4,858         27,916
    Prepaid Expenses                                   11,008          8,301
                                                     -----------------------

Total Current Assets                                  168,340         64,732

Property and Equipment
    Proven Oil and Gas Properties, Net of
    Accumulated Depletion of $303,794 and
    $299,766 in 2010 and 2009, respectively)           5,280          37,121
    Unproven Oil and Gas Properties                        -               -
    Furniture and Equipment, Net of Accumulated
    Depreciation of $43,313                            4,540          19,537
Investment in subsidiary                             781,841
                                                    ------------------------
Total Other Assets                                   791,661          56,658
                                                    ------------------------
Total Assets                                         959,999         121,388
                                                    ========================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts Payable                                 83,189          163,389
    Accrued Interest Payable to Related Parties      99,197           99,197
    Notes Payable to Related Parties                477,336           11,900
    Accrued Liabilities                             383,574          115,978
                                                   -------------------------

Total Current Liabilities                         1,043,296          390,464

Long-Term Debt to Related Parties                 1,057,477          659,771
Asset Retirement Obligation                               -                -
                                                  --------------------------

Total Liabilities                                 2,100,773        1,050,235


Stockholders' Deficit
Common Stock at $.001 par value; 500,000,000
shares authorized;  and 176,899,542 and
65,728,490 issued and outstanding in 2010
and 2009, respectively                             176,900            65,729
Additional Paid in Capital                      21,441,852        20,237,001
Accumulated Deficit                            (22,759,526)      (21,231,577)
                                               -----------------------------

Total Stockholders' Deficit                     (1,140,774)         (928,847)
                                               -----------------------------
Total Liabilities and Stockholders' Deficit        959,999           121,388
                                               =============================

                         AVSTAR AVIATION GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

                                                    2010            2009

Revenue From Aviation Operations                 1,478,273           660,947
Oil and Gas Revenue                                  2,354             5,249
                                               -----------------------------
                                                 1,480,627           666,196
Costs and Expenses:
Costs of Goods Sold                              1,172,565           460,581
Production Tax                                           -               140
Selling, General and Administrative              1,129,330           380,264
Depletion and Depreciation                          31,841           137,613
Stock Based Compensation                           631,000           631,000
                                              ------------------------------

Total Costs and Expenses                         2,964,736         1,609,598
                                              ------------------------------
Loss From Operations                            (1,484,109)         (943,402)

Other Income (and Expenses)
Interest Expense                                   (43,840)          (45,588)
                                              ------------------------------

Net Loss                                        (1,527,949)         (988,990)
                                              ==============================

Weighted Average Common Shares Outstanding     116,218,621        23,315,439

Basic and Diluted Net Loss Per Share                (0.013)           (0.042)

                          AVSTAR AVIATION GROUP, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT



                               Common            Additional  Accumu-    Total
                    Preferred  Stock             Paid-in     lated Stockholders'
                    Shares    Shares    Amount   Capital     Deficit  Deficit
                    ------    ------    ------   -------     -------- --------

Balances as of
December 31 2008           365,499,544 365,500 18,521,904 (19,522,753) (635,350)

Stock Issued For
Services                   125,000,000 125,000    360,594           -   485,594

Issuance of
Preferred Shares 1,000,000

Reverse Split
100 for 1                (485,594,446)(485,594)         -          -   (485,594)

Stock Issued For
Service Post-Split                235

Conversion of
Preferred
Shares         (1,000,000) 50,000,000   50,000   709,907    (719,834)    40,073

Stock issued
for compensation           10,100,000   10,100   482,439                492,439

Stock Issue for
Repayment of loan HLS
issue 12-04-09                723,157      723   136,676                137,399

Imputed Interest                                  25,481                 25,481

Net Income (Loss)                                          (988,990)   (988,990)
               ----------------------------------------------------------------
Balances as of
December 31 2009       -  65,728,490    65,729 20,237,001(21,231,577)  (928,847)

Stock issued for
Compensation              15,000,000    15,000    435,500               450,500

Stock issued for
Services                  36,721,052    36,721    177,630               214,351

Stock issued for
Forbearance                1,600,000     1,600     37,340                38,940

Stock issued for
Reduction of Debt         14,000,000    14,000     21,000                35,000

Stock issued for
Debt Conversion           25,500,000    25,500    221,500               247,000

Stock issued for
Acquisition               18,350,000    18,350    271,040               289,390

Imputed Interest                                   40,841                40,841

Net Income (Loss)                                       (1,527,949)  (1,527,949)
               ----------------------------------------------------------------
Balances as of
December 31 2010      - 176,899,542  176,900 21,441,852 (22,759,526) (1,140,774)
              =================================================================

                        AVSTAR AVIATION GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

                                                       2010          2009

Cash Flows From Operating Activities:
Net Loss                                           (1,527,949)      (988,990)

Adjustments to Reconcile Net Loss to Net Cash
(used in) Operating Activities:
    Depletion and Depreciation Expense                 46,520        137,613
    Impairment of Oil and Gas Properties                    -              -
    Stock Based Compensation                          780,524        655,741
    Accrued liabilities                               150,411
    Accounts Receivable                              (104,702)         5,694
    Accounts Payable and Accrued Liabilities          561,647        141,746
    Other                                             (15,241)        38,007
                                                   -------------------------

Net Cash (used in ) Operating Activities             (108,790)       (10,189)

Cash Flows (used in) Investing Activities:
Investment in Subsidiary                             (739,662)
Capital and Exploratory Expenditures                   (4,540)         5,726
                                                   -------------------------
      Net Cash (used in) Investing Activities        (744,202)         5,726

Cash Flows From Financing Activities:
Proceeds From Sale of Common Stock                         -               -
Proceeds From Notes Payable                          854,075
                                                  --------------------------

Net Cash Provided By (used in) Financing
Activities                                           854,075               -
                                                 ---------------------------
   Net Change in Cash and Cash Equivalents             1,083          (4,463)

Cash and Cash Equivalents at Beginning of Year         4,565           9,028
                                                ----------------------------
  Cash and Cash Equivalents at End of Year             5,648           4,565
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

On August 19, 2010, we completed a transaction in which we acquired all of the outstanding stock in Twin Air Calypso Limited, Inc. ("TAC Limited"). TAC Limited operates an air carrier service from South Florida to the Bahamas with access to eight aircraft. We acquired TAC Limited in exchange for 18.0 million shares of our common stock and some cash payments in the approximate aggregate amount of $275,000 to be paid in a small number of future installments over the near future. Because of amounts previously paid, we were not required to pay any cash at closing. The 18.0 million shares of our common stock had an aggregate market value of $270,000 based on the closing price of our common stock on the date of the transaction. The acquired assets consisted primarily of the rights of TAC Limited under an aircraft lease agreement covering seven aircraft and an FAA Certified Part 135 permit. The only liabilities in effect assumed in connection with the acquisition were the liabilities and obligations of the lessee under the preceding aircraft lease agreement.

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

MAINTENANCE & REPAIR AND AIR CARRIER ACTIVITIES
-----------------------------------------------

Twin Air Calypso Services, Inc., our indirect, wholly-owned Florida subsidiary (the "MRO Subsidiary") conducts our business of providing maintenance, repair and overhaul ("MRO") products and services for aircraft in the general aviation sector. The MRO Subsidiary was the result of the consolidation on April 8, 2010 of our subsidiary San Diego Airmotive ("SDA") and Miami Aviation Maintenance Co. ("MAMCO"). SDA (through its predecessor entity) had been providing MRO services in California since 1987, while MAMCO commenced its operations in 2001 and continued them until the time of the consolidation, but for an approximately 18-month period during which MAMCO ceased providing services. The services are being offered out of North Perry Airport in Pembroke Pines, Florida in Broward County.

After the move of our MRO business from southern California to Florida, we "jump started" our transition by establishing an exclusive maintenance, fueling and ground support contract with the Air Carrier Subsidiary, a company discussed in the next section that we eventually acquired in August 2010. We are in the process of developing new customer relationships, and thus far we have had limited success.

 The MRO Subsidiary recently commenced a focused, direct marketing program of its services and is starting to see an increased interest from potential customers. Moreover, the MRO Subsidiary currently has the only avionics shop at North Perry Field, providing services for the electronic systems on aircraft that provide communications, navigation and guidance, display systems, flight management systems, sensors and indicators, weather radars, electrical systems, and various onboard computers. Finally, the MRO Subsidiary has recently entered into lease negotiations regarding a fuel truck, pursuant to which the MRO Subsidiary could offer to sell fuel to third parties. This truck will also provide fuel to the Air Carrier Subsidiary (discussed immediately below) at discounted rates, enabling the subsidiary to realize fuel cost savings. All training regarding the operation of the fuel truck and the fire inspector's inspection have been completed, and commencement of sales by this truck is contingent solely upon the completion of negotiations regarding its lease to the MRO Subsidiary. We have no assurance that we will be able to complete the lease of the fuel truck and commence sales of fuel with it.

Twin Air Calypso Limited, Inc., our wholly-owned Florida subsidiary (the "Charter Air Subsidiary"), conducts our charter air service business. We acquired the Air Carrier Subsidiary on August 19, 2010. The Air Carrier Subsidiary operates an air carrier service from South Florida to the Bahamas utilizing eight leased aircraft. It has regular flights of both passengers and cargo to two destinations on the island of Abaco and three destinations on the island of Eleuthera. The Air Carrier Subsidiary also flies to other destinations in the Bahamas on a charter basis.

We lease seven aircraft pursuant to an aircraft lease agreement (the "Lease Agreement") with Aircraft Charters, LLC, an entity controlled by Kenneth W. Langston, who was an equity owner of MAMCO and TAC Limited. The start date of the Lease Agreement was February 2010, and the Lease Agreement has a term of five years, subject to earlier termination upon lessee default. Our monthly rental rate per aircraft is $2,150. The aircraft are being leased on an "AS IS, WHERE IS" basis. The Lease Agreement contains customary representations and warranties on our part, customary affirmative and negative covenants on our part, and customary events of default that entitle the lessor to terminate the Lease Agreement.


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


OTHER PROPERTY AND EQUIPMENT
----------------------------

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years for office furniture and equipment and transportation and other equipment. Additions or improvements that increase the value or extend the life of an asset are capitalized. Expenditures for normal maintenance and repair are expensed as incurred. Disposals are removed from the accounts at cost less accumulated depreciation and any gain or loss from disposition is reflected in operations.

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

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS
------------------------------------------------

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company has concentrated its credit risk by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC") The Company has not experienced any losses on deposits.

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

2. GOING CONCERN CONSIDERATIONS

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2010 and 2009, the Company reported losses of $(1,527,949) and $ (988,990), respectively. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

The Company developed a multi-step plan and during 2009 and 2010 took actions to improve its financial position and deal with its liquidity problems. The final steps of the plan are still being developed, but may include additional private placements of the Company's common stock, and efforts to raise additional debt financing or equity offerings.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:- The Company's ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

The Company's ability to ultimately achieve adequate profitability and cash flow to sustain operations.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. OIL AND GAS PROPERTIES

Oil and gas properties consist consisted of the following at December 31, 2009:

Oil and gas properties                              309,074

Less accumulated depletion                         (271,953)
                                                  ---------
Net oil and gas properties                         $ 37,121
                                                  =========

During the years ended December 31, 2009 and 2008, the Company recorded dry hole, abandonment and impairment charges of $137,613 and $42,926, respectively. At December 31, 2009, the Company had working interests in two wells.

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
                                                              =======


5. INCOME TAXES

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2009, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $8,240,528, which expire in various tax years through 2027. Additionally, because United States tax law limits the time during which NOL carryforwards may be applied against future taxable income, the Company will, in all likelihood, be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income.

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
                                                      ----------
                        Net deferred tax asset        $
                                                      ==========

6. COMMITMENTS AND CONTINGENCIES

LEASE
-----

Our principal executive offices are located in approximately 2,000 square feet of executive office space. Entities with whom our management has other business relationships are providing this space to us on a gratuitous, at-will basis. If this arrangement were to end, we would be required to start paying rent, or find alternative space, or both.

EMPLOYMENT AGREEMENT
--------------------

     The Company currently has employment agreements now in effect with two of our Named Executive Officers.

We have an employment agreement dated May 5, 2010 between our subsidiary Twin Air Calypso Limited, Inc. (the "Air Carrier Subsidiary") and Clayton I. Gamber, our president and Chief Executive Officer (the "Gamber Employment Agreement"). The Gamber Employment Agreement provides for a term of five years that commenced in May 2010, subject to earlier termination by the MRO Subsidiary upon certain customary events. It provides that Mr. Gamber will receive a weekly salary of $1,250, and will be entitled to participate in any and all employee benefit plans now existing or hereafter established for the MRO Subsidiary's employees, provided that he meets the eligibility criterion therefor, and provided further that Mr. Gamber will be entitled to appropriate medical insurance in all cases. If we are successful in raising additional funds or improving significantly our financial performance, management expects that Mr. Gamber and the Company will re-negotiate the Gamber Employment Agreement with a salary closer to market levels, consistent with any restrictions on salaries imposed by any investors providing the additional funds.

We have an employment agreement dated September 1, 2010 with Henry A. Schulle, a Vice President and the Corporate Secretary (the "Schulle Employment Agreement"). The Schulle Employment Agreement Provides for a term of five years that commenced in September 2010, subject to earlier termination by the Company upon certain customary events. It provides that Mr. Schulle will receive a monthly salary of $4,350.00, and will be entitled to participate in any and all employee benefit plans now existing or hereafter established for the Subsidiary's employees, provided that he meets the eligibility criterion therefor, and provided further that Mr. Schulle will be entitled to appropriate medical insurance in all cases. If we are successful in raising additional funds or improving significantly our financial performance, management expects that Mr. Schulle and the Company will re-negotiate the Schulle Employment Agreement with a salary closer to market levels, consistent with any restrictions on salaries imposed by any investors providing the additional funds.

     During a part of fiscal 2010, we had in effect an employment agreement dated March 17, 2010 with Russell Ivy, our former president and Chief Executive Officer (the "Ivy Employment Agreement"). The Ivy Employment Agreement had a one-year term, possibly subject to earlier termination by either Mr. Ivy or the Company upon notice to the other. Under the Ivy Employment Agreement, Mr. Ivy was to receive an annual salary of $37,500, which represented a significant reduction from a salary that Mr. Ivy had heretofore been receiving pursuant to a verbal employment agreement. Furthermore, per the Ivy Employment Agreement, we agreed to issue to Mr. Ivy, 15.0 million shares of our common stock as an inducement to Mr. Ivy to enter into the written employment agreement. Mr. Ivy was also entitled to participate in any and all employee benefit plans now existing or hereafter established for our employees, provided that he met the eligibility criterion therefor. The Ivy Employment Agreement replaced a verbal employment agreement with Mr. Ivy, pursuant to which Mr. Ivy was to receive a salary in the amount of $15,000 per month. Because of our lack of funds, Mr. Ivy received none of his salary in 2009, but all of his salary was accrued. In addition, Mr. Ivy received 4.0 million shares of our common stock as a sign-on bonus at a time when these shares had a value of $240,000 based on the closing price of our shares on the date of grant. The Ivy Employment Agreement terminated in September 2010.


7. STOCKHOLDERS' EQUITY

PREFERRED STOCK
---------------

The Company's articles of incorporation authorize the issuance of up to 10,000,000 shares of series preferred stock, with a par value of $.001 and other characteristics determined by the Company's board of directors. As of December 31, 2010, there was no preferred stock issued or outstanding.

COMMON STOCK
------------

During the year ended December 31, 2010, the Company issued shares as compensation to employees and consultants.

During January 2010 the Company issued 600,000 shares of its common stock to CMS Capital to resolve temporarily certain disagreements between this firm and the Company.

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

During June 2010, the Company issued 750,000 shares of its common stock to Miami Aviation Maintenance Company in connection with the sale of its assets to Twin Air Calypso Services, Inc.

During June 2010, the Company issued 4,000,000 shares of its common stock to an attorney for legal services previously provided having a value to be determined.

During July 2010, the Company issued an aggregate of 10.0 million shares of its common stock to an investors' relations firm for services to be provided, and
5.0 million shares of our common stock to a person holding interest in a convertible promissory note in exchange for a deduction of $12,500 of the indebtedness represented by this note.

During August 2010, the Company issued an aggregate of 23 million shares of its common stock for the following purposes:

*5 million shares of its common stock to Henry A. Schulle for services as a founder of the Company and as an incentive for him to sign an employment agreement

*11.3 million shares of its common stock to Clayton I. Gamber and Robin V. Gamber JTTEN in connection with the acquisition of Twin Air Calypso Limited, Inc. and Twin Air Calypso Services, Inc.

*6.3 million shares of its common stock to Kenneth W. Langston in connection with the acquisition of Twin Air Calypso Limited, Inc. and Twin Air Calypso Services, Inc.

During October 2010, the Company issued 12.0 million shares of its common stock, to a person holding a convertible note, in exchange for the payment of $12,500 of the indebtedness represented by the note.


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

A summary of the Company's stock option activity and related information for the years ended December 31, 2010 and 2009 follows:

                                   NUMBER OF       EXERCISE     WEIGHTED
                                    SHARES          PRICE        AVERAGE
                                    UNDER                       EXERCISE
                                    OPTION                       PRICE
--------------------------------------------------------------------------------

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

STOCK WARRANTS
--------------

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2010 and 2009 follows:

                        NUMBER OF SHARES               EXERCISE     AVERAGE
                         UNDER WARRANT                  PRICE       WEIGHTED
                                                                     PRICE
--------------------------------------------------------------------------------

Warrants outstanding at:
     December 31, 2008     21,935,387               $0.008-$0.015   $0.01

     Issued                        0
     Exercised                     0
     Expired              10,910,387

Warrants outstanding at:
     December 31, 2009    11,025,000               $0.01-$0.015    $0.014

     Issued                        0
     Exercised                     0
     Expired               2,025,000

Warrants outstanding at:
     December 31, 2010        90,000

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


8. SUBSEQUENT EVENTS
--------------------

In the fourth quarter of 2010 the Company entered discussions with Aircraft Charters, LLC ("Aircraft Charters") for the acquisition of a thirty-five percent interest in the LLC. A Letter of Intent has been presented to Aircraft Charters, and the transaction is proposed for closing in late May 2011.

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

Exhibit  Description
  No.

2.1 Stock Acquisition and Reorganization Agreement between us and Segway II Corp. dated April 26, 2000 is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on April 28, 2000, Exhibit 2.1.
2.2 Share Exchange Agreement by and between us and AvStar Aviation Services, Inc. is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on February 25, 2009, Exhibit 2.1.
3.1 First Amended and Restated Articles of Incorporation are incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on September 22, 2009, Exhibit 3.1.
3.2 By-laws are incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on April 28, 2000,
        Exhibit 3.2.
10.1 Bill of Sale dated April 8, 2010 by and between Twin Air Calypso Services, Inc. and Miami Aviation Maintenance Co. is incorporated herein by reference to our Current Report on Form 8-K (SEC File No.
        0-30503) filed with the  SEC  on  April  13,  2010,  Exhibit  10.1.
10.2 Modification agreement regarding promissory note dated November 22, 2006 is incorporated herein by reference to our Annual Report on Form 10-K (SEC File No. 0-30503) filed with the SEC on May 15, 2009,
        Exhibit  10.2.
10.3 Pledge of Shares of Stock dated November 17, 2006 is incorporated herein by reference to our Annual Report on Form 10-K (SEC File No. 0-30503) filed with the SEC on May 15, 2009, Exhibit 10.3.
10.4 Employment Agreement dated March 17, 2010 with Russell Ivy is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on May 19, 2010, Exhibit 10.1.
10.5 Stock Sale and Purchase Agreement dated effective as of June 27, 2010 by and between us, on the one hand, and Clayton I. Gamber, Kenneth W. Langston and Robin V. Gamber, on the other hand, is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on August 16, 2010, Exhibit 10.1.
10.6 First Amendment to Stock Sale and Purchase Agreement dated effective as of July 11, 2010 is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on August 16, 2010, Exhibit 10.2.
10.7 Stock Option Agreement dated August 19, 2010 between us and Clayton I. Gamber and Robin V. Gamber is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on August 25, 2010, Exhibit 10.1.
10.8 Stock Option Agreement dated August 19, 2010 between us and Kenneth W. Langston is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on August 25, 2010,
        Exhibit 10.2.
10.9    Employment Agreement dated May 5, 2010 between Twin Air Calypso
        Limited, Inc. and Clayton I. Gamber is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 0-30503) filed with the SEC on August 25, 2010, Exhibit 10.3.
10.10 Aircraft Lease dated February 1, 2010 by and between Air Charters, LLC and Twin Air Calypso Limited - previously filed
14.1 Code of Ethics is incorporated herein by reference to Annual Report on Form 10-KSB for the year ended December 31, 2005 (SEC File No. 0-30503),
        Exhibit 14.1.
21.1    Subsidiaries  -  filed  herewith.
31.01   Sarbanes  Oxley  Section  302  Certifications  -  filed  herewith
31.02   Sarbanes  Oxley  Section  906  Certifications  -  filed  herewith

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AVSTAR  AVIATION  GROUP,  INC.
                                  By:     /s/ Clayton I. Gamber
                                          ----------------------
                                  Clayton  I.  Gamber
                                  Chief Executive Officer & President
                                  Date:   April  20,  2011

     >