Form 10-Q
period 2011-03-31
AvStar Aviation Group, Inc.
filed 2011-05-16
CIK 1077319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2011


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

                                 (713) 965-7582
                        (Registrant's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common
equity,  as of  the latest practicable date:    236,270,834 common shares as of
May  13,  2011

                         PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  BALANCE SHEET
                             AVSTAR AVIATION GROUP, INC.
                             Period End: March 31, 2011


                                                 March 31,       December 31,
                                                   2011              2010
                ASSETS

Current assets
     Cash                                          25,214           5,648
     Accounts receivable                          161,075         146,826
     Prepaid expenses                              11,757          11,007
     Inventory                                     55,937           4,858
                                                  -----------------------
     Total Current Assets                         253,983         168,339

Property and equipment:                            46,840           5,280
Proven oil and gas properties (successful
   efforts method), net of accumulated
   depletion of $144,723                                            4,540
Unproven oil and gas properties (successful
   efforts method)
                                                  ------------------------
     Total Fixed Assets                            46,840           9,820

Investment in subsidiary                          810,938         781,840
                                                 -------------------------
     Total assets                               1,111,761         959,999
                                                =========================

                      AVSTAR AVIATION GROUP, INC.
                            BALANCE SHEET
                      Period End: March 31, 2011


                                                  March 31,     December 31,
                                                    2011           2010

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable                             140,689           83,189
     Credit card payable                                0                0
     Other current liabilities                    304,166          383,574
     Accrued interest payable to related parties   99,197           99,197
     Notes payable to related parties             571,900          477,336
     Notes payable                                  3,713                -
     Stock payable                                      -
                                                 -------------------------
     Total current liabilities                  1,119,665        1,043,296

Long term debt to related parties               1,050,577        1,057,477
Asset retirement obligations                            0                0
                                                 -------------------------
     Total liabilities                          2,170,242       2,100,773


Stockholders' deficit:
     Preferred stock: $.001 par value;
       1,000,000 shares authorized,
       none issued and outstanding
     Common stock: $.001 par value;
       500,000,000 shares authorized;
       236,270,834 shares issued and
       outstanding                               208,271           176,900
     Additional paid-in capital               21,471,591        21,441,852
     Accumulated deficit                     (22,738,343)      (22,759,526)
                                             -----------------------------
     Total stockholders' deficit              (1,058,481)       (1,140,774)
                                             -----------------------------
 Total liabilities and stockholders' deficit   1,111,761           959,999
                                             =============================

                          AVSTAR AVIATION GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                     Three Months Ended     Three Months Ended
                                           March 31             March 31
                                             2011                 2010

Oil and gas revenue                          $1,293              $1,090
Income from subsidiary operations           584,442             100,428
                                     ----------------------------------
Total revenue                               585,735             101,518

Costs and expenses:
Cost of goods sold by subsidiary            417,220              60,619
Lease operating expenses
Production taxes
Dry hole costs                                    -
Depreciation and depletion                      260               3,540
Selling, general and administrative,
including stock based compensation          135,962             638,800
                                            ---------------------------

Total costs and expenses                    553,442             702,959
                                            ---------------------------
Income (Loss) from operations                32,293            (42,513)

Other (expenses):
Interest expense                             11,110
                                           ----------------------------
Net income (loss)                          $ 21,183         $ (601,441)
                                           ============================

Basic and diluted net loss per common share  $(0.00)             $(0.00)

                             AVSTAR AVIATION GROUP, INC.
                  UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       for the three months ended March 31, 2011 and 2010
                                         (Unaudited)

                                     Three Months Ended     Three Months Ended
                                          March 31               March 31
                                             2011                  2010

Cash flows from operating activities:
Net income (loss)                     $       21,183          $(601,441)
Adjustments to reconcile net loss to
net cash used in operating activities        (17,624)
Accounts receivable                          (12,899)           120,646
Accounts payable                              75,805
Payable to shareholder                         4,739
                                     -----------------------------------
Net cash used in operating activities         71,204           (480,795)

Cash flows from investing activities:
Capital and exploratory expenditures             260              3,540
Investment in subsidiary                     (58,063)
Furniture and equipment                      (36,935)
                                    ------------------------------------
Net cash used in investing activities        (94,738)             3,540

Cash flows from financing activities:
Repayment of debt                             (6,900)
Paid in capital                               31,371
Common stock                                  18,629
                                     -----------------------------------
Net cash used in financing activities         43,100
                                     -----------------------------------
Net increase (decrease) in cash and
cash equivalents                              19,566           (475,524)

Cash and cash equivalents at beginning
   of period                                   5,648              3,731
                                    ------------------------------------
Cash and cash equivalents at end of
   period                                   $ 25,214            $ 2,000
                                    ====================================

Supplemental Disclosures:
Cash paid for interest                            $-                  $-
Cash paid for income taxes                         -                   -
Noncash investing and financing
   activities:
      Oil and gas property acquired
      with common stock issuance                                $32,000

                           AVSTAR AVIATION GROUP, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      For the Three Months ended March 31, 2011



                 Preferred                  Additional                  Total
                  Stock       Common Stock   Paid-In   Accumulated Stockholders'
                 Shares       Shares   Amount  Capital   Deficit     Deficit

Balances as of
  December 31,
  2010                    178,899,542 176,900 21,441,852 (22,759,526)(1,140,774)

Debt reduction            31,371,292   31,371    18,629                 50,000

Imputed interest                                 11,110                 11,110

Net income                                                   21,183     21,183
                 --------------------------------------------------------------
Balance at March
   31, 2011             208,270,834 208,271 21,471,591 (22,738,343) (1,058,481)
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

     Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, December 31, 2010, as reported in the Company 's latest Annual Report on Form 10-K, have been omitted.

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

     Effective January 1, 2009, AvStar Aviation adopted the authoritative guidance for Non-Controlling Interests to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary which does not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements that shall be applied retrospectively for all periods presented. The Company does not believe that the adoption of SFAS 160 would have a material effect on its consolidated financial position, results of operation or cash flows.

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

3.     GOING  CONCERN  CONSIDERATIONS

          Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide cash resources to sustain its operations. During the three months ended March 31, 2011 and 2010, the Company reported net income of $21,183 and net loss of $601,441 respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

4.     STOCKHOLDERS'  EQUITY

     During January 2011 the Company issued an aggregate of 16,029,412 shares of its common stock in three issues to Asher Enterprises for the partial conversion of a convertible promissory note.

     During February 2011 the Company issued 6,111,111 shares of its common stock to Asher Eneterprises for a partial conversion of a convertible promissory note.

     During March 2100 the Company issued 9,230,769 shares of its common stock to Asher Enterprises for a partial conversion of a convertible promissory note.

     During May 2011 the Company issued 8,000,000 shares of its common stock to a person holding a convertible promissory note in exchange for a reduction of $40,000 of the indebtedness represented by this note.

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

     The MRO Subsidiary recently commenced a focused, direct marketing program of its services and is starting to see an increased interest from potential customers. Moreover, the MRO Subsidiary currently has the only avionics shop at North Perry Field, providing services for the electronic systems on aircraft that provide communications, navigation and guidance, display systems, flight management systems, sensors and indicators, weather radars, electrical systems, and various onboard computers. Finally, the MRO Subsidiary recently completed the lease of a fuel truck, pursuant to which it will offer to sell fuel to third parties. This truck will also provide fuel to the Air Carrier Subsidiary (discussed immediately below) at discounted rates, enabling this other subsidiary to realize fuel cost savings. All training regarding the operation of the fuel truck has been completed, and commencement of sales by this truck is contingent solely upon the completion of the fire inspector's inspection, which is expected by the end of November 2010, but we have no assurance in this regard.

     On August 19, 2010, we completed a transaction in which we acquired all of the outstanding stock in Twin Air Calypso Limited, Inc. (the "Air Carrier Subsidiary"), a company related to MAMCO. We acquired the Air Carrier Subsidiary in exchange for 18.0 million shares of our common stock and some cash payments in the approximate aggregate amount of $275,000 to be paid in a small number of future installments over the fairly near future. Because of amounts previously paid, we were not required to pay any cash down payment at closing. In connection with the completion of this transaction, Clayton I. Gamber, a stockholder in and the chief executive officer of the Air Carrier Subsidiary, was elected to our Board of Directors and as our Chief Executive Officer and President.

     In connection with the acquisition of the Air Carrier Subsidiary and in order to effectuate a verbal agreement and understanding that they had made some time ago, we and the prior stockholders of the Air Carrier Subsidiary entered into certain option agreements (the "Option Agreements"). The Option Agreements permit us to repurchase a portion of the 18.0 million shares of common stock issued in connection with the acquisition for an aggregate purchase price of $1.75 million. The number of shares depends on the per-share "Market Value" of our common stock, which is basically the 20-day trading average prior to the time of exercise. The portion of such 18.0 million shares that may be repurchased generally equals the quotient obtained by dividing $1.25 million by the Market Value; provided, however, that the stockholders of the Air Carrier Subsidiary may retain a maximum of 7.353 million shares and a minimum of 625,000 shares. Moreover, the Option Agreements require us to repurchase the portion of shares determined in accordance with the preceding whenever we complete a private placement of our securities for an aggregate purchase price of at least $3.0 million.

     The Air Carrier Subsidiary operates air service from South Florida to the Bahamas with eight leased aircraft. It has regular flights of both passengers and cargo to two destinations on the island of Abaco and three destinations on the island of Eleuthera. The Air Carrier Subsidiary also flies to other destinations in the Bahamas on a chartered basis. Currently, only three of the Air Carrier Subsidiary's leased aircraft are flying, as five of these aircraft are currently down for routine maintenance and refurbishing. However, we will need to raise about $350,000 to complete this maintenance and refurbishing. Our goal is to raise this amount, and complete the maintenance and refurbishing, so that all eight planes will be phased into operation. Although we are now seeking to raise this amount, we have no assurance that we will be able to do so. We are striving to get all eight aircraft operational in order to fill the voids in the market caused by the challenging economy in the market. This challenging market has caused some of our competitors to suspend or cease flying, creating a void in certain routes that we believe we can fill in a manner positive to our financial performance. The additional aircraft will allow the West Palm Beach market to be opened and new destination in the Bahamas started.

     As capital is available to us, we intend to grow our business through the expansion of our existing MRO business as well as by acquisitions of fixed base operations ("FBOs"), expansion of our existing maintenance, repair and overhaul operations ("MROs"), and charter operations. Several companies have been identified as acquisition targets as capital is available to us.

     In February 2011, the Air Carrier Subsidiary relocated both its passenger and freight operations to a newly constructed facility at the Sheltair North complex at the Ft. Lauderdale-Hollywood International Airport. With this move the passenger and freight facilities are separated, giving the passengers more of an "airline terminal" atmosphere, while maintaining the perks of free parking and easy luggage handling, without the "big terminal" inconveniences. The customer acceptance has been overwhelmingly good and our ground support operations are operating much more efficiently.

     By moving to this new facility we also lowered our fuel costs by approximately 15%. This price reduction (along with a fuel surcharge instituted in February) has mitigated the fuel price increases of the market considerably. With fuel being our largest single cost by far, the relocation has contributed greatly to our operations being profitable for the first quarter.

     While refurbishment of the aircraft has not progressed as quickly as scheduled, we were able to return one aircraft to service in late March. Revenues received from the addition of this aircraft will be recognized beginning in the second quarter. We expect to return another aircraft to service in June. Efforts are continuing, to secure financing that will allow us to accelerate the return to service of additional aircraft.

     During the first quarter the Air Carrier Subsidiary's personnel have been preparing our application to the Department of Transportation to upgrade our authorities to "Commuter" status. This new authority will allow us to increase our frequency to each destination and advertise our schedule in the traditional airline venues. We expect this authority to become effective in the fourth quarter of this year allowing us to take full advantage of the 2011-2012 winter season. Additionally, the Air Carrier Subsidiary's personnel have been designing and implementing a new scheduling and reservation software. The scheduling module became operational in March of 2011, the reservation module will be installed in late May and the freight module will be installed in early June. The full implementation of these modules will give better internal controls over yield management and freight management and will allow booking of reservations over the internet. The final module will be to fully integrate the operational systems into the accounting system required for the DOT commuter requirements.

     With the increased fuel costs of late 2010 and early 2011, the general aviation segment continues to suffer. We are continuing to search for opportunities to acquire aviation maintenance and service organizations. At this time we feel that more favorable opportunities will be available during the fall and early winter of 2011. We are currently negotiating sources of capital to be in a position to pursue these opportunities as they are identified.

Since our inception, we have recurring losses from operations and have depended on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended March 31, 2011, we reported a net income of $ 21,183 compared to a loss of $ 601,441 reported for the three months ended March 31, 2010.

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

RESULTS  OF  OPERATIONS

     Financial results for the quarter ended March 31, 2011 are not directly comparable to financial results for the quarter ended March 31, 2010. During August 2010, we completed the acquisition of Twin Air Calypso Limited, Inc. ("TAC Limited"). TAC Limited operates air carrier amd air charter services. This acquisition appreciably affected the financial results for the quarter ended March 31, 2011compared to the financial results for the quarter ended March 31, 2010.

   QUARTER ENDED MARCH 31, 2011 COMPARED TO THE QUARTER ENDED MARCH 31, 2010
   -------------------------------------------------------------------------

     REVENUES. Revenues for the first quarter 2011 were $585,735 (consisting of $584,442 in revenues from aviation operations and $1,293 in revenues from oil and gas operations) compared to revenues of $101,518 for the first quarter 2010 (consisting of $100,428 in revenues from aviation operations and $1,090 in revenues from oil and gas operations). The increase in aviation operations in the first quarter of 2011 from the first quarter of 2010 resulted from the acquisition of Twin Air Calypso Limited and additional business for Twin Air Calypso Services.

     EXPENSES. Costs and expenses for the first quarter 2011 were $ 553,442 compared to costs and expenses of $702,959 for the first quarter 2010.

     This  decrease  in  costs  and  expenses  reflects  the  following:

     * $417,220 in costs of goods sold in the first quarter 2011 compared to $60,619 in costs of goods sold in the first quarter 2010 as the volume of services provided increased.
     * $135,962 in selling, general and administrative expenses including stock based compensation in the first quarter 2011 compared to $638,800 in these expenses in the first quarter 2010; of the $638,800, $450,000 relates to the issuance of 15.0 million shares of our common stock to our former President and Chief Executive Officer in connection with the re-negotiation of this officer's verbal employment agreement.

     NET INCOME. As a result of aviation related revenues, the net income of $21,183 for the first quarter 2011 represents a swing of $622,624 from the net loss of $601,441 for the first quarter 2010.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2011, we had a working capital deficiency of approximately $865,682. Currently, we have limited financial ability to pursue our new business plan. In addition to stabilizing our two existing businesses, our immediate financial goal is to raise approximately $350,000 to complete the scheduled maintenance and refurbishing of our remaining eight aircraft. Although we are now seeking to raise this amount, we have no assurance that we will be able to do so. We believe that, once these aircraft are flying again, our goal of stabilizing our existing business can be accomplished, and we can start considering the resumption of our original business plan of acquiring other businesses. Once the stabilization is accomplished (if at all), we begin trying to determine the scope of the business activities that we will pursue in the foreseeable future. The amount of capital that we will need depends on the scope of the business activities that we ultimately decide to pursue. This scope is uncertain at this time. However, we know that we must obtain additional financing to pursue our business plan at any level that we are likely to pursue. We are currently searching for sources of financing, but we currently do not have any binding commitments for, or readily available sources of, financing. We cannot assure anyone that financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonably terms. If we do not obtain financing we will be constrained to contract the scope of our business plan. Under certain circumstances, we may be constrained to attempt to sell some of our assets. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities. Under certain circumstances, we could be forced to cease our operations and liquidate our remaining assets, if any.

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

                            Recent Convertible Debt
                            -----------------------

     Asher Notes. Commencing on April 19, 2010, we entered into a series of transactions in which we issued five convertible promissory Asher Notes (singly a "Asher Note" and collectively the "Asher Notes") to Asher Enterprises, Inc. ("Asher") in consideration of certain amounts loaned by Asher to us. The following table gives the designations to which the Asher Notes are referred hereinafter, the dates of the Asher Notes, the original principal amounts of the Asher Notes, and the scheduled maturity dates of the Asher Notes:

   DESIGNATION     ISSUANCE      ORIGINAL PRINCIPAL     MATURITY
    OF NOTE      DATE OF NOTE     AMOUNT OF NOTE     DATE OF NOTE
    -------      ------------     --------------     ------------
    First          4/19/2010          $50,000          1/21/2011

    Second          6/1/2010          $25,000          3/31/2011

    Third          8/31/2010          $40,000          6/2/2011

    Fourth        10/21/2010          $35,000          7/25/2011

    Fifth         12/20/2010          $45,000          9/22/2011
                                      -------
                            TOTAL    $195,000


     While the terms of the Asher Notes vary somewhat, these terms are generally the same from note to note. The following is a description of the terms of the Asher Notes.

     Each of the Asher Notes bears regular interest at a rate of 8% per annum, with a default rate of 22% per annum. The Asher Notes are unsecured, and each of them is due and payable on or before their respective maturity dates. At any time prior to the payment in full of the entire balance of an Asher Note, Asher has the option of converting all or any portion of the unpaid balance of the Asher Note into shares of our common stock at a conversion price discussed hereafter. Nevertheless, Asher is not entitled to convert any portion of an Asher Note to the extent that the shares to be issued in connection therewith would cause Asher's beneficial ownership of our common stock to exceed 4.99% of the outstanding shares of our common stock. Each conversion price for the Asher Notes features a "variable" conversion price, and the First and Second Asher Notes also feature a "fixed" conversion price of $.002, which will apply if it is less than the related variable conversion price. The variable conversion price is a percentage discount from an average of the three lowest closing bid prices of our common stock for the 10 most recent trading days preceding the date of exercise. The percentage discounts for the variable conversion prices provided for in the Asher Notes range from 42% for the First Asher Note, 50% for the Second, Third and Fourth Asher Notes, and 55% for the Fifth Asher Note. Because of the operation of the floating conversion price and the limitation on the ability of Asher to convert as described above, we are unable to determine at any time that number of shares into which Asher could convert one or more of the Asher Notes. Nevertheless, based on the "fixed" conversion price of $.002, Asher could convert the remaining outstanding balance of the Asher Notes indicated below into at least 50.0 million shares of the Company's common stock

     The Asher Notes (and related documentation) contain customary representations and warranties, customary affirmative and negative covenants, customary anti-dilution provisions, and customary events of default that entitle Asher to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Asher Notes. A default on any of the Asher Notes could lead to certain penalties, including an obligation to (a) pay all of the following, plus an additional 50% of (i) default interest, (ii) other monetary penalties, and (iii) the outstanding balance on the related Asher Note, and (b) to issue shares of our common stock to satisfy the amount computed in accordance with (a) immediately preceding.

     Commencing October 25, 2010, Asher began converting some of the Asher Notes. As of the date of the Report, Asher had converted an aggregate principal amount of the Asher Notes equal to $95,000 into 59,871,292 shares of our common stock, leaving an aggregate outstanding principal amount of the Asher Notes equal to $100,000 as of May 6, 2011. The First and Second Asher Notes have been fully converted, while the Third Asher Note has been partially converted.

     Schulle Notes. On July 1, 2010, we issued a convertible promissory note in the original principal amount of $70,000 (the "First Schulle Note") to Henry L. Schulle, a consultant to us ("Schulle"), in lieu of cash for consulting services provided by Schulle to us. On January 31, 2011, we issued a second convertible promissory note in the original principal amount of $60,000 (the "Second Schulle Note") to Schulle, in lieu of cash for consulting services provided by Schulle to us. We believes that the execution and delivery of the First Schulle Note was probably not material enough to require the filing of this Report, but that upon the execution and delivery of the Second Schulle Note, the First Schulle
Note and the Second Schulle Note (taken as a whole) were material enough to require the filing of this Report. While the terms of the two notes vary somewhat, these terms are generally the same from note to note. The following is a description of the terms of the two notes.

     Each of the Schulle Notes bears regular interest at a rate of 8 and 1/2% per annum. The Schulle Notes are unsecured, and each of them is due and payable one year after the date of their respective issuances. At any time prior to the payment in full of the entire balance of a Schulle Note, Schulle has the option, upon a 65-days notice, of converting all or any portion of the unpaid balance of the Schulle Note into shares of our common stock at a conversion price discussed hereafter. Each conversion price for the Schulle Notes features a "variable" conversion price and also a "fixed" conversion price of $.04, which will apply if it is less than the related variable conversion price. The variable conversion price is the closing trading prices of our common stock for the most recent trading days preceding the date of exercise; provided, however, that the variable conversion price has a minimum floor of $.005 per share. In view of our most recent closing trading prices and the minimum variable conversion price, Schulle could convert the two Schulle Notes into an aggregate of 26.0 million shares. The Schulle Notes contain customary representations and warranties, registration rights, customary anti-dilution provisions, and customary events of default that entitle Schulle to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Schulle Notes.

     On May 2, 2011, Schulle converted $40,000 of the principal amount of the First Schulle Notes into 8.0 million shares of our common stock, leaving an aggregate outstanding principal amount of the Schulle Notes equal to $90,000.

                                  Legacy Debt
                                  -----------

     We have outstanding the following notes that became due and payable on December 1, 2008. These notes have an aggregate principal amount totaling
$624,771plus accrued interest of as of April 13, 2011. We are currently exploring ways to satisfy these amounts.

(a) Note payable to Mary Pollock Merritt, daughter of our former chief executive officer. This note bears interest at rates of 12% per year and became due on December 31, 2008. This note is not collateralized. The current outstanding balance on this note as of April 13, 2011 was $103,683, plus accrued interest.

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

OIL AND GAS ASSETS

     Management is currently exploring options for our remaining oil and gas assets, which may include a sale of it or a spin-off of them to shareholders, so that management can devote its entire attention to our current aviation business.

ITEM 4T. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period of this report, our principal executive and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. We have concluded, based on that evaluation, that, as of such date, the disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management identified significant deficiencies with respect to the timely public reporting of events requiring such reporting. During 2010, these deficiencies caused us to file late five Current Reports on Form 8-K, and during 2011 thus far they have caused us to file late three Current Reports on Form 8-K. Some of the late filings resulted from the failure of relevant company personnel to understand the need for prompt disclosure. We are trying to institute the following corrective action to ensure that such events are timely reported publicly:

     * The adoption of a disclosure policy requiring our personnel to communicate to a designated committee for evaluation any information potentially material and thereby requiring public disclosure;
     * The development of a basic program to educate management as to the events requiring expedited disclosure;
     * To avoid late disclosure of events requiring expedited disclosure, the adoption of certain procedures, such as required consultation with securities counsel before issuing any equity shares, entering into any agreement that may be material, taking any action at a Board of Directors meeting or the like; and
     *     To  avoid  late  filings  of  documents  having regular due dates
           (such as Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q), the establishment of timelines within which our professional personnel will strive to work.

     Budget limitations have impaired our ability to institute the corrective action described above. Because the implementation of such corrective action was not completed as of the end of the period of this report, the significant deficiencies that we identified still existed as of the end of the period of this report.

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

                           PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS.

     (a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number   Description

10.01    Form of 8% Convertible Note made payable by us to Asher Enterprises,
         Inc.
31.01 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.02 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.01    Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.
32.02    Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AVSTAR AVIATION GROUP, INC.
                                   (Registrant)


                                   By:     /s/ Clayton I. Gamber
                                               Clayton I. Gamber,
                                               ------------------
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                   By:     /s/ Robert Wilson
                                               Robert Wilson,
                                               --------------
                                               Vice President and Chief
                                               Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)
May 16, 2011