Form 10-Q
period 2011-06-30
AvStar Aviation Group, Inc.
filed 2011-08-22
CIK 1077319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011


[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM                    TO

                         COMMISSION FILE NUMBER 0-30503
                                                -------

                          AVSTAR AVIATION GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    COLORADO                            76-0635938
   (State or other jurisdiction of incorporation      (I.R.S. Employer
            or organization)                        Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 315,460,075 common shares as of August 2, 2011

                         PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                  BALANCE SHEET
                             AVSTAR AVIATION GROUP, INC.
                             Period End: June 30, 2011


                                                 June 30,       December 31,
                                                   2011              2010
                ASSETS

Current assets
     Cash                                          37,390           5,648
     Accounts receivable                          160,202         146,826
     Prepaid expenses                              11,757           4,858
     Inventory                                          -          11,008
                                                  -----------------------
     Total Current Assets                         209,349         168,340

Property and equipment:                            74,032           9,819

Investment in subsidiary                          904,909         781,840
                                                 ------------------------
     Total Property and Equipment                 978,941         791,659
                                                 ------------------------
     Total Assets                               1,188,290         959,999
                                                =========================

                            BALANCE SHEET
                      Period End: June 30, 2011


                                                  June 30,     December 31,
                                                    2011           2010

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable                             174,702           83,189
     Other current liabilities                    226,381                -
     Accrued interest payable to related parties  121,417           99,197
     Notes payable to related parties             455,247          477,336
     Accrued liablities                            94,705          383,574
                                                 -------------------------
     Total current liabilities                  1,072,451        1,043,296

Long term debt to related parties               1,045,046        1,057,477
                                                 -------------------------
     Total liabilities                          2,117,497        2,100,773


Stockholders' deficit:
     Preferred stock: $.001 par value;
       1,000,000 shares authorized,
       none issued and outstanding
     Common stock: $.001 par value;
       500,000,000 shares authorized;
       279,788,524 and 104,799,542 shares
       issued and outstanding at June 30,
       2011 and  December 31, 2010,
       respectively                              279,788           176,900
     Additional paid-in capital               21,527,072        21,441,852
     Accumulated deficit                     (22,736,067)      (22,759,526)
                                             -----------------------------
     Total stockholders' deficit                (929,207)       (1,140,774)
                                             -----------------------------
 Total liabilities and stockholders' deficit   1,188,290           959,999
                                             =============================

                          AVSTAR AVIATION GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                     Three Months Ended     Six Months Ended
                                           June 30             June 30
                                       2011    2010          2011        2010

Oil and gas revenue                  $8,202        $141      9,495       $1,231
Income from aviation operations     637,161      55,703  1,221,603      156,131
                                    -------------------------------------------
Total revenue                       645,363      55,844  1,231,098      157,362

Costs and expenses:
Cost of goods sold                  513,466      67,764    930,686      128,384
Lease operating expenses
Production taxes
Dry hole costs                                    -
Depreciation and depletion              260       3,000        520        6,540
Forbearance                                                             137,249
Selling, general and administrative,
expenses                            140,471     206,611    276,433      708,161
                                    -------------------------------------------

Total costs and expenses            654,197     277,375  1,207,639      980,334
                                    -------------------------------------------
Income (Loss) from operations        (8,834)   (221,531)   23,459      (822,972)

Other (expenses):
Interest expense                     11,410                22,520
                                   --------------------------------------------
Net income (loss)                  $(20,244)  $(221,531)     $939    $(822,972)
                                   ===========================================

Basic and diluted net loss per
common share                         $(0.00)              $(0.00)

Weighted average common shares  390,499,544 337,638,006 390,499,544 327,100,643

                             AVSTAR AVIATION GROUP, INC.
                  UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       for the six months ended June 30, 2011 and 2010
                                         (Unaudited)

                                                  Six Months Ended
                                                       June 30
                                                 2011             2010

Cash flows from operating activities:
Net income (loss)                     $          939          $(822,972)
Adjustments to reconcile net loss to
net cash used in operating activities        (64,109)           230,255
                                     -----------------------------------
Net cash used in operating activities        (63,170)          (592,717)

Cash flows from investing activities:
Capital and exploratory expenditures         (64,396)             (1,159)
                                    ------------------------------------
Net cash used in investing activities        (64,396)             (1,159)

Cash flows from financing activities:
Decrease in notes payable                     (6,280)           (146,691)
Paid in capital                              134,102
Common stock                                  31,486
Repayment of debt                                                733,953
Borrowings                                                        39,071
                                     -----------------------------------
Net cash used in financing activities        159,308             626,333
                                     -----------------------------------
Net increase (decrease) in cash and
cash equivalents                              31,742              32,457

Cash and cash equivalents at beginning
   of period                                   5,648              18,087
                                    ------------------------------------
Cash and cash equivalents at end of
   period                                   $ 37,390            $ 50,544
                                   ====================================

Supplemental Disclosures:
Cash paid for interest                            $-                  $-
Cash paid for income taxes                         -                   -
Noncash investing and financing
   activities:
      Oil and gas property acquired
      with common stock issuance                                $32,000

                           AVSTAR AVIATION GROUP, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      For the Six Months ended June 30, 2011



                                             Additional                Total
                           Common Stock       Paid-In  Accumulated Stockholders'
                          Shares     Amount    Capital   Deficit      Deficit

Balances as of
  December 31,
  2010                    176,899,542 176,900 21,441,852 (22,759,526)(1,140,774)

Debt conversion           102,888,982 102,888    62,700                 165,588

Imputed interest                                 22,520                  22,520

Net income                                                    23,459     23,459
                 --------------------------------------------------------------
Balance at June
   30, 2011             279,788,524  279,788 21,527,072  (22,736,067)  (929,207)
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

3.     GOING  CONCERN  CONSIDERATIONS

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide cash resources to sustain its operations. During the three months ended June 30, 2011 and 2010, the Company reported net losses of $19,944 and $601,441 respectively. For the six months ending June 30, 2011 the operating entities of Twin Air Calypso Limited and Twin Air Calypso Services generated a net profit of approximately $29, 000.00. The consolidated loss was generated from expenses of the non performing oil and gas leases and interest from legacy debt. These conditions raise substantial doubt about our ability to continue as a going concern. The Company has developed a multi-step plan and has taken actions to improve its financial position and deal with its liquidity problems. The final steps of the plan are still being developed, but may include additional private placements of our common stock, and efforts to raise additional debt financing or equity investments. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability as a going concern.

     Our long-term viability as a going concern is dependent on certain key factors, as follows:

     * our ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.
     * our ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

4.     STOCKHOLDERS' EQUITY

     During May 2011 the Company issued an aggregate of 20,000,000 shares of its common stock in two issues to Asher Enterprises for the partial conversion of a convertible promissory note.

     During May 2011 the Company issued 7,517,690 shares of its common stock to a person holding a convertible promissory note in exchange for a reduction of $37,588.45 of the indebtedness represented by this note.

     During June 2011 the Company issued 26,000,000 shares of its common stock in three issues to Asher Enterprises for a partial conversion of a convertible promissory note.

     During July 2011 the Company issued 29,957,265 shares of its common stock in five issues to Asher Enterprises for a partial conversion of a convertible promissory note.

     During August 2011 the Company issued 15,714,286 shares of its common stock in two issues to Asher Enterprises for a partial conversion of a convertible promissory note.

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

     The Air Carrier Subsidiary operates a charter and limited scheduled air service from South Florida to the Bahamas with eight leased aircraft. It has regular flights of both passengers and cargo to two destinations on the island of Abaco and three destinations on the island of Eleuthera. The Air Carrier Subsidiary also flies to other destinations in the Bahamas on a chartered basis. Currently, only three of the Air Carrier Subsidiary's leased aircraft are flying, as five of these aircraft are currently down for routine maintenance and refurbishing. However, we will need to raise about $350,000 to complete this maintenance and refurbishing. Our goal is to raise this amount, and complete the maintenance and refurbishing, so that all eight planes will be phased into operation. Although we are now seeking to raise this amount, we have no assurance that we will be able to do so. We are striving to get all eight aircraft operational in order to fill the voids in the market caused by the challenging economy in the market. This challenging market has caused some of our competitors to suspend or cease flying, creating a void in certain routes that we believe we can fill in a manner positive to our financial performance. The additional aircraft will allow the West Palm Beach market to be opened and new destination in the Bahamas started.

     As capital is available to us, we intend to grow our business through the expansion of our existing MRO business as well as by acquisitions of fixed base operations ("FBOs"), expansion of our existing maintenance, repair and overhaul operations ("MROs"), and charter operations. Several companies have been identified as acquisition targets as capital is available to us.

RECENT  EVENTS

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

     By moving to this new facility we also lowered our fuel costs by approximately 15%. This reduction was due in part to provisions in our lease agreement where the landlord would discount our fuel purchases. This price reduction (along with a fuel surcharge instituted in February) has mitigated the fuel price increases of the market considerably. With fuel being our largest single cost by far, the relocation has contributed greatly to our operations becoming profitable.

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

     On August 1, 2011 the Twin Air Calypso Limited, Inc. (TACL) submitted its application for Commuter Authority which was posted on the DOT Docket under file number DOT-OST-2011-0143-0002. This new authority will allow us to increase our frequency to each destination and advertise our schedule in the traditional airline venues. We expect this authority to become effectivelate in 2011 or early 2012. An approval in late 2011 or early 2012 would allow us to take advantage of the 2012 winter travel season in the Bahamas. Additionally, the Air Carrier Subsidiary's personnel have been designing and implementing a new scheduling and reservation software. The scheduling module became operational in March of 2011, the reservation module is in beta tesing at this time and will be fully implemented by October 1, 2011. The full implementation of these modules will give better internal controls over yield management and freight management and will allow booking of reservations over the internet. The final module will be to fully integrate the operational systems into the accounting system required for the DOT commuter requirements.

     On August 10, 2011 Twin Air Calyspo Limited, Inc. applied to the Office of Foreign Asset Control for authority to become a Carrier Service Provider, Travel Service Provider and Remittance Agent for service to Cuba. We expect this authority to be issued by the end of 2011. These authorities will allow us to provide services to persons currently approved to travel to the island of Cuba and be in a position to provide additional services should the current government embargo of trade with Cuba be relaxed or lifted.

     On August 12, 2011 Twin Air Calypso Limited, Inc. began providing ground handling services for Regional Air, a commercial operator from Freeport, Bahamas. Regional is using our facility and personnel in Ft. Lauderdale to service their current four weekly flights from Freeport, Bahamas using 19-place aircraft. Regional plans to begin twice daily service from Ft. Lauderdale to Bimini, Bahamas in September 2011. The Freeport and Bimini markets are not served by us and when Regional fully implements its schedule their use of our facility will provide approximately $100,000.00 per year in passive revenue. The management of both AvStar and Regional are exploring additional areas of common interest that can be developed in the near future.

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

     We are aggressively pursuing the divesture of the oil and gas assets along with their associated tax loss carry-forward. We have developed a strategy for the divesture of the assets based upon precedent and using professionals experienced in such transactions. With this divesture we expect to lessen the burden of legacy and current debt.

     Since our inception, we have recurring losses from operations and have depended on existing stockholders and new investors to provide the cash resources to sustain its operations. During the six months ended June 30, 2011, we reported a net income of $939 compared to a loss of $822,972 reported for the six months ended June 30, 2010. For the six months ending June 30, 2011 the operating entities of Twin Air Calypso Limited and Twin Air Calypso Services generated a net profit of approximately $29, 000.00. The consolidated loss was generated from expenses of the non performing oil and gas leases and interest from legacy debt.

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

RESULTS  OF  OPERATIONS

     Financial results for the quarter and six months ended June 30, 2011 are not directly comparable to financial results for the quarter and six months ended June 30, 2010. During August 2010, we completed the acquisition of Twin Air Calypso Limited, Inc. ("TAC Limited"). TAC Limited operates air carrier and air charter services. This acquisition appreciably affected the financial results for the quarter and six months ended June 30, 2011 compared to the financial results for the quarter and six months ended June 30, 2010.

    QUARTER ENDED JUNE 30, 2011 COMPARED TO THE QUARTER ENDED JUNE 30, 2010
    -----------------------------------------------------------------------

     REVENUES. Revenues for the second quarter 2011 were $645,363(consisting of 637,161 of revenues from avaition opertions and $8,202 in revenues from oil and gas operations) compared to revenue of $55,844 for the second quarter 2010 (consisting of $55,703 in revenues from aviation operations and $141 in revenues from oil and gas operations). The increase in aviation operations in the second quarter of 2011 from the second quarter of 2010 resulted from the acquisition of TAC Limited in August 2010. The increase in oil and gas revenues in the second quarter of 2011 from the second quarter of 2010 resulted from an increase in the price of oil as well as a payment from an operator which had been held in escrow awaiting proper instructions for payment.

      EXPENSES. Costs and expenses for the second quarter 2011 were $654,197 compared to costs and expenses of $277,375 for the second quarter 2010. This increase in costs and expenses reflects the following:

     * $513,466 in costs of goods sold in the second quarter 2011 from aviation operations compared to $67,764 in costs of goods sold in the second quarter 2010 as the volume of services provided increased.

     * $140,471 in selling, general and administrative expenses including stock based compensation in the second quarter 2011 compared to $206,611 in these expenses in the second quarter 2010.

     NET LOSS. As a result of the considerable decrease in revenues and the large increase in selling, general and administrative expenses, the net loss of $20,244 for the second quarter 2010 represents an improvement of $201,287 from the net loss of $221,531 for the second quarter 2010.

 SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010
 -----------------------------------------------------------------------------

     REVENUES. Revenues for the first half 2011 were $1,231,098, consisting of $1,221,603 in revenues from aviation operations and $9,495 in oil and gas revenues. These revenues represent a great increase from revenues for the first half 2010 of $157,362, consisting of $156,131 in revenues from aviation operations and $1,231 in oil and gas revenues. The increase in aviation operations in the first half of 2011 from the first half of 2010 resulted from the Acquisition of TAC Limited in August 2010. The increase in oil and gas revenues in the first half of 2011 from the first half of 2010 resulted from an increase in the price of oil as well as a payment from an operator which had been held in escrow awaiting proper instructions for payment.

     EXPENSES. Costs and expenses increased to $1,207,639 in the first half 2011 from $980,334 in the first half 2010. This increase in costs and expenses reflects the following:

     * $930,686 in costs of goods sold in the first half 2011 from aviation operations compared to $128,384 in costs of goods sold in the first half 2010 from aviation operations as the volume of services provided increased

     * $276,433 in selling, general and administrative expenses including stock based compensation in the first half 2011 compared to $708,161 in these expenses in the first half 2010

     NET INCOME. As a result of the considerable increase in revenues, the net income of $939 for the first half 2011 represents an improvement of $823,911 from the net loss of $822,972 for first half 2010.

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

      The approval of the Commuter Authority and the Cuba Authority expected in late 2011 or early 2012 will have a significant impact on future revenues and profits.

     The use of our facility by Regional Air from Freeport, Bahamas will offset a portion of our fixed costs in Ft. Lauderdale and offer other opportunities for cooperative ventures in the future.

     The general aviation market will continue to be affected by fuel prices and other increased operating costs. We have positioned ourselves to offer fuel, labor and parts to the general aviation owner at reduced prices due to our overhead being shared between two entities.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2011, we had a working capital deficiency of approximately $863,102. Currently, we have limited financial ability to pursue our new business plan. In addition to stabilizing our two existing businesses, our immediate financial goal is to raise approximately $350,000 to complete the scheduled maintenance and refurbishing of our remaining eight aircraft. Although we are now seeking to raise this amount, we have no assurance that we will be able to do so. We believe that, once these aircraft are flying again, our goal of stabilizing our existing business can be accomplished, and we can start considering the resumption of our original business plan of acquiring other businesses. Once the stabilization is accomplished (if at all), we begin trying to determine the scope of the business activities that we will pursue in the foreseeable future. The amount of capital that we will need depends on the scope of the business activities that we ultimately decide to pursue. This scope is uncertain at this time. However, we know that we must obtain additional financing to pursue our business plan at any level that we are likely to pursue. We are currently searching for sources of financing, but we currently do not have any binding commitments for, or readily available sources of, financing. We cannot assure anyone that financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonably terms. If we do not obtain financing we will be constrained to contract the scope of our business plan. Under certain circumstances, we may be constrained to attempt to sell some of our assets. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities. Under certain circumstances, we could be forced to cease our operations and liquidate our remaining assets, if any.

     Our independent certified public accountant has added an emphasis paragraph to its report on our consolidated financial statements for the year ended December 31, 2010 regarding our ability to continue as a going concern. Key to this determination is our historical losses of $1,016,664 in 2010 and $988,990 in 2009. Management plans to try to fund our company partially through the raising of capital through the sale of our equity instruments or issuance of debt, although there can be no assurance of success in this regard. Moreover, management plans on additional revenues from operations from our business as a source to finance our company, although there can be no assurance that these revenues will materialize at the expected rates. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

                            Recent Convertible Debt
                            -----------------------

     Asher Notes. We have issued and outstanding two convertible promissory notes (singly an "Asher Note" and collectively the "Asher Notes") to Asher Enterprises, Inc. ("Asher") in consideration of certain amounts loaned by Asher to us. Four similar Asher Notes have been fully converted, leaving outstanding a Fifth Asher Note (which has been partially converted) and a Sixth Asher Note. The following table gives certain information about the Fifth and Sixth Asher
Notes:

          Designation     Issuance     Original Principal     Maturity
          of Note      Date of Note     Amount of Note     Date of Note
          -------      ------------     --------------     ------------
           Fifth       12/20/2010        $45,000            9/22/2011
           Sixth       3/28/2011         $50,000            12/30/2011
                                         -------
                             TOTAL       $95,000

     While the terms of the two Asher Notes vary somewhat, these terms are generally the same from note to note. The following is a description of the terms of the two Asher Notes.

     Each of the Asher Notes bears regular interest at a rate of 8% per annum, with a default rate of 22% per annum. The Asher Notes are unsecured, and each of them is due and payable on or before their respective maturity dates. At any time prior to the payment in full of the entire balance of an Asher Note, Asher has the option of converting all or any portion of the unpaid balance of the Asher Note into shares of our common stock at a conversion price discussed hereafter. Nevertheless, Asher is not entitled to convert any portion of an Asher Note to the extent that the shares to be issued in connection therewith would cause Asher's beneficial ownership of our common stock to exceed 4.99% of the outstanding shares of our common stock. Each conversion price for the Asher Notes features a "variable" conversion price. The variable conversion price is a percentage discount from an average of the three lowest closing bid prices of our common stock for the 10 most recent trading days preceding the date of exercise. The percentage discounts for the variable conversion prices provided for in the Asher Notes range from 50% for the Sixth Asher Note to 55% for the Fifth Asher Note. Because of the operation of the floating conversion price and the limitation on the ability of Asher to convert as described above, we are unable to determine at any time that number of shares into which Asher could convert one or more of the Asher Notes. As of the date of this Report $27,000 remained outstanding on the Fifth Asher Note, while $50,000 remained outstanding on the Sixth Asher Note

     The Asher Notes (and related documentation) contain customary representations and warranties, customary affirmative and negative covenants, customary anti-dilution provisions, and customary events of default that entitle Asher to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Asher Notes. A default on any of the Asher Notes could lead to certain penalties, including an obligation to (a) pay all of the following, plus an additional 50% of (i) default interest, (ii) other monetary penalties, and (iii) the outstanding balance on the related Asher Note, and (b) to issue shares of our common stock to satisfy the amount computed in accordance with (a) immediately preceding.

     Redwood Indebtedness. In early August 2011, Redwood Management, LLC ("Redwood") received an assignment of outstanding convertible indebtedness then owed by us to Henry L. Schulle. We and Redwood entered into a new arrangement (sometimes referred to in legal circles as a novation) to modify the terms of the assigned convertible indebtedness. The following is a description of the terms of the new Redwood arrangement, which is referred to hereinafter as the "Redwood Indebtedness".

     The outstanding principal amount of the Redwood Indebtedness is $60,000. It bears interest at a rate of 12% per annum. The Redwood Indebtedness is unsecured and is due and payable on or before February 5, 2012. At any time prior to the payment in full of the entire balance of the Redwood Indebtedness, Redwood has the option of converting all or any portion of the unpaid balance of the Redwood Indebtedness into shares of our common stock at a conversion price equal to 50% of the lowest trading price, determined on the then current trading market for our common stock, for the 25 trading days prior to conversion. The documentation memorializing the Redwood Indebtedness contains customary representations and warranties, registration rights, customary anti-dilution provisions, and customary events of default that entitle Redwood to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Redwood Indebtedness.

     Schulle  Notes.       In  May  2011,  we  issued two convertible promissory
notes in the aggregate original principal amount of $77,588.45 to Henry L. Schulle, a consultant to us ("Schulle"), for funds loaned to us, and in July, 2011, we issued an additional convertible promissory note in the original amount of $60,000 to Schulle in lieu of cash for consulting fees provided to us. (The three preceding notes are referred to hereinafter singly a "Schulle Note" and collectively the "Schulle Notes") While the terms of the Schulle Notes vary somewhat, these terms are generally the same from note to note. The following is a description of the terms of the Schulle Notes.

     Each of the Schulle Notes bears regular interest at a rate of 8 and 1/2% per annum. The Schulle Notes are unsecured, and each of them is due and payable one year after the date of their respective issuances. At any time prior to the payment in full of the entire balance of a Schulle Note, Schulle has the option, upon a 65-days notice, of converting all or any portion of the unpaid balance of the Schulle Note into shares of our common stock at a conversion price discussed hereafter. Each conversion price for the Schulle Notes features a "variable" conversion price and also a "fixed" conversion price of $.04, which will apply if it is less than the related variable conversion price. The variable conversion price is the closing trading prices of our common stock for the most recent trading days preceding the date of exercise; provided, however, that the variable conversion price has a minimum floor of $.005 per share. In view of our most recent closing trading prices and the minimum variable conversion price, Schulle could convert the two Schulle Notes into an aggregate of 26.0 million shares. The Schulle Notes contain customary representations and warranties, registration rights, customary anti-dilution provisions, and customary events of default that entitle Schulle to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Schulle Notes. In view of our most recent closing trading prices and the minimum variable conversion price, Schulle could convert the two additional convertible promissory notes into an aggregate of approximately 27 million shares.

                                  Legacy Debt
                                  -----------

     We have outstanding the following notes that became due and payable on December 1, 2008. These notes have an aggregate principal amount totaling $624,771, plus accrued interest of as of August 13, 2011. We are currently exploring ways to satisfy these amounts.

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

ITEM 4T. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period of this report, our principal executive and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. We have concluded, based on that evaluation, that, as of such date, the disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management identified significant deficiencies with respect to the timely public reporting of events requiring such reporting. During 2010, these deficiencies caused us to file late five Current Reports on Form 8-K, and during 2011 thus far they have caused us to file late four Current Reports on Form 8-K. Some of the late filings resulted from the failure of relevant company personnel to understand the need for prompt disclosure. We are trying to institute the following corrective action to ensure that such events are timely reported publicly:

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

                                        Principal Accounting Officer)
August 22, 2011