Form 10-Q/A
period 2011-06-30
AvStar Aviation Group, Inc.
filed 2011-09-14
CIK 1077319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

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

Large accelerated filer        [ ]       Accelerated filer           [ ]

Non-accelerated filer          [ ]       Smaller reporting company   [X]
(Do  not  check  if  smaller  reporting  company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 315,460,075 common shares as of August 2, 2011

              AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 2011

                                EXPLANATORY NOTE

     We are filing this Amendment No. 1 (the "Amendment") to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the "Quarterly Report") for the following reasons:

     * to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.
     * to check the box on the cover page hereof to indicated that we are not a shell company (this box was inadvertently left unchecked)

     Other than for these changes, the Quarterly Report is not being amended in any respect. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

     Pursuant  to  rule  406T  of  Regulation S-T, the interactive data files on
Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  EXHIBITS.

     (a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number   Description

10.01     Form of 8% Convertible Note made payable by us to Asher Enterprises,
          Inc.*
31.01 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
31.02 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
32.01     Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.*
32.02     Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS** XBRL Instance Document
101.SCH** XBRL Taxonomy Extension Schema Document
101.CAL** XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF** XBRL Taxonomy Extension Definition Linkbase Document
101.LAB** XBRL Taxonomy Extension Label Linkbase Document
101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document

*     Previously filed
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AVSTAR AVIATION GROUP, INC.
                                  (Registrant)


                                 By:     /s/ Clayton I. Gamber
                                         ---------------------
                                         Clayton I. Gamber,
                                         Chief Executive Officer
                                         (Principal Executive Officer)


                                 By:     /s/ Robert Wilson
                                         ---------------------
                                         Robert Wilson,
                                         Vice President and Chief Financial
                                         Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)
September 14, 2011