Form 10-Q
period 2011-09-30
AvStar Aviation Group, Inc.
filed 2011-11-22
CIK 1077319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer           [ ]    Accelerated filer            [ ]

Non-accelerated filer             [ ]    Smaller reporting company    [X]
(Do  not  check  if  smaller  reporting  company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 469,110,950 common shares as of November 18, 2011

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                  BALANCE SHEET
                             AVSTAR AVIATION GROUP, INC.
                             Period End: September 30, 2011


                                                 September 30,   December 31,
                                                   2011              2010
                ASSETS

Current assets
     Cash                                           5,865           5,648
     Accounts receivable                          189,208         146,826
     Prepaid expenses                              25,757           4,858
     Inventory                                          -          11,008
                                                  -----------------------
     Total Current Assets                         220,830         168,340

Property and equipment:                            85,996           9,819

Investment in subsidiary                          894,035         781,840
                                                -------------------------
     Total Assets                               1,200,861         959,999
                                                =========================

                            BALANCE SHEET
                      Period End: September 30, 2011


                                                 September 30,  December 31,
                                                    2011           2010

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable                             135,402           83,189
     Other current liabilities                    323,769                -
     Accrued interest payable to related parties  132,517           99,197
     Notes payable to related parties             226,447          477,336
     Notes payable - other                         91,148          383,574
                                                 -------------------------
     Total current liabilities                    909,283        1,043,296

Long term debt to related parties               1,123,226        1,057,477
                                                 -------------------------
     Total liabilities                          2,032,509        2,100,773


Stockholders' deficit:
     Preferred stock: $.001 par value;
       1,000,000 shares authorized,
       none issued and outstanding
     Common stock: $.001 par value;
       500,000,000 shares authorized;
       390,197,002 and 176,899,542 shares
       issued and outstanding at September 30,
       2011 and  December 31, 2010,
       respectively                              390,197           176,900
     Additional paid-in capital               21,618,183        21,441,852
     Accumulated deficit                     (22,840,028)      (22,759,526)
                                             -----------------------------
     Total stockholders' deficit                (831,648)       (1,140,774)
                                             -----------------------------
 Total liabilities and stockholders' deficit   1,200,861           959,999
                                             =============================

                          AVSTAR AVIATION GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                     Three Months Ended     Nine Months Ended
                                        September 30          September 30
                                       2011    2010          2011        2010

Oil and gas revenue                    $997          $-    $10,492       $1,231
Income from aviation operations     520,156     516,893  1,741,603    1,121,756
                                    -------------------------------------------
Total revenue                       521,153     516,893  1,752,251    1,122,987

Costs and expenses:
Cost of goods sold                  449,775     448,692  1,380,461      873,308
Lease operating expenses
Production taxes
Dry hole costs                                    -
Depreciation and depletion              260       2,226        780        8,226
Selling, general and administrative,
expenses                            141,159     322,632    417,592    1,245,312
                                    -------------------------------------------

Total costs and expenses            591,194     773,550  1,798,833    2,126,846
                                    -------------------------------------------
Income (Loss) from operations       (70,041)   (256,657)   (46,582)  (1,003,859)

Other (expenses):
Interest expense                     11,400                33,920
                                   --------------------------------------------
Net income (loss)                  $(81,441)  $(256,657)  (80,502)  $(1,003,859)
                                   ============================================

Basic and diluted net loss per
common share                       $(0.0002)  $ (0.0017) $ (0.003)  $   (0.0066)

Weighted average common shares  334,992,772 151,899,542 283,548,272 151,899,542

                             AVSTAR AVIATION GROUP, INC.
                  UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       for the nine months ended September 30, 2011 and 2010
                                         (Unaudited)

                                                  Nine Months Ended
                                                    September 30
                                                 2011             2010

Cash flows from operating activities:
Net income (loss)                     $      (80,502)         $(131,355)
Adjustments to reconcile net loss to
net cash used in operating activities       (221,339)           106,892
                                     -----------------------------------
Net cash used in operating activities       (301,841)           (24,463)

Cash flows from investing activities        (146,396)                 -

Cash flows from financing activities         440,740              25,000
                                     -----------------------------------
Net increase (decrease) in cash and
cash equivalents                              (7,974)                537

Cash and cash equivalents at beginning
   of period                                  13,839                8,998
                                    -------------------------------------
Cash and cash equivalents at end of
   period                                   $  5,865            $   9,535
                                   ======================================

                           AVSTAR AVIATION GROUP, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      For the Nine Months ended September 30, 2011



                                             Additional                Total
                           Common Stock       Paid-In  Accumulated Stockholders'
                          Shares     Amount    Capital   Deficit      Deficit

Balances as of
  December 31,
  2010                    176,899,542 176,900 21,441,852 (22,759,526)(1,140,774)

Debt conversion           213,297,460 213,297    176,331                389,627

Imputed interest                                                              0

 Gain on conversion

Net income                                                   (80,502)   (80,502
                 --------------------------------------------------------------
Balance at September
   30, 2011             390,197,002  390,197 21,618,183  (22,840,028)  (831,648)
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

3.     GOING  CONCERN  CONSIDERATIONS

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide cash resources to sustain its operations. During the three months ended September 30, 2011 and 2010, the Company reported net losses of $80,502 and $1,003,859 respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

4.     STOCKHOLDERS'  EQUITY

     During July 2011 the Company issued an aggregate of 29,957,265 shares of its common stock in five issues to Asher Enterprises for the partial conversion of a convertible promissory note.

     During August 2011 the Company issued 30,791,286 shares of its common stock in three issues to Asher Enterprises for the partial conversion of a convertible promissory note.

     During September 2011 the Company issued 92,683,508 shares of its common stock in eight issues to Asher Enterprises, Redwood Management and Fairhills Capital for the partial conversion of convertible promissory notes.

     During October 2011 the Company issued 75,469,504 shares of its common stock in twenty issues to Fairhills Capital for the partial conversion of a convertible promissory note.

     During November 2011 the Company issued 13,333,333 shares of its common stock in one issue to Asher Enterprises for the partial conversion of a convertible promissory note.

5.     RECENT  EVENTS

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

     While refurbishment of the aircraft has not progressed as quickly as scheduled, we were able to return one aircraft to service in late March. Revenues received from the addition of this aircraft will be recognized beginning in the second quarter. With the addition of this aircraft the second quarter revenues from airline operations were up in excess of 18%. Currently we are operating four aircraft and continuing the refurbishment on two others. With the continuing decline in used aircraft prices we found it better to pursue the purchase of two newer Navajos rather than refurbish the two currently leased. A restructure of our lease agreement is currently being negotiated to reflect this change. Further, this change in direction reduces the amount of unsecured capital needed for refurbishment. We have identified two prospective aircraft and our goal is to have them those aircraft operational when the Commuter Authority is issued.

     On August 1, 2011 the Twin Air Calypso Limited, Inc. (TACL) submitted its application for Commuter Authority, which was posted on the DOT Docket under file number DOT-OST-2011-0143-0002. This new authority will allow us to increase our frequency to each destination and advertise our schedule in the traditional airline venues. We expect this authority to become effective late in 2011 or early 2012. An approval in late 2011 or early 2012 would allow us to take advantage of the 2012 winter travel season in the Bahamas. A request from the DOT for additional information was received by Twin Air Calypso Limited in late September and our response was filed in late October. We expect to receive our next communication from the DOT prior to the end of November 2011.

     Additionally, the Air Carrier Subsidiary's personnel have been designing and implementing a new scheduling and reservation software system. The scheduling module became operational in March 2011. While we have been testing the reservation portion of the system we added a "Check-In" module and a program to track our mail service customers. The system is presently on-line and operational. We will now be developing the freight module of the system. The full implementation of these modules will give better internal controls over yield management and freight management and will allow booking of reservations over the internet. The final module will be to fully integrate the operational systems into the accounting system required for the DOT commuter requirements.

     During the quarter we introduced the "Twin Bucks" card, a debit type card that allows our customers to prepay for services and allow us to better track the usage of our "Twin Packs". The "Twin Bucks" card will also be used for a Loyalty Program we will introduce early next year.

     On August 10, 2011 Twin Air Calypso Limited, Inc. applied to the Office of Foreign Asset Control for authority to become a Carrier Service Provider, Travel Service Provider and Remittance Agent for service to Cuba. We expect this authority to be issued by the end of 2011. These authorities will allow us to provide services to persons currently approved to travel to the island country of Cuba and be in a position to provide additional services should the current government embargo of trade with Cuba be relaxed or lifted. As of this filing we have not received any communication from OFAC on this application. As a contingency plan we have made entered into an agreement with one of our partners to operate under his their authority when until we have obtained our landing permits rights form from the Cuban authorities. Additionally, we have had preliminary discussions with an operator of 19 and 30 place aircraft to use for Cuban charters on a risk sharing basis.

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

     On August 19, 2010, we completed a transaction in which we acquired all of the outstanding stock in Twin Air Calypso Limited, Inc. (the "Air Carrier Subsidiary"), a company related to MAMCO. We acquired the Air Carrier Subsidiary in exchange for 18.0 million shares of our common stock and some cash payments in the approximate aggregate amount of $275,000. We have been unable to pay the cash portion of the purchase price, and we intend to negotiate with the sellers the possibility of satisfying the cash portion of the purchase price with some of our equity securities. Because of amounts previously paid, we were not required to pay any cash down payment at closing. In connection with the completion of this transaction, Clayton I. Gamber, a stockholder in and the chief executive officer of the Air Carrier Subsidiary, was elected to our Board of Directors and as our Chief Executive Officer and President.

     The Air Carrier Subsidiary operates a charter and limited scheduled air service from South Florida to the Bahamas with eight leased aircraft. It has regular flights of both passengers and cargo to two destinations on the island of Abaco and three destinations on the island of Eleuthera. The Air Carrier Subsidiary also flies to other destinations in the Bahamas on a charter basis. Currently we are operating four aircraft and continuing refurbishment on two others. With the continuing decline in used aircraft prices we found it better to pursue the purchase of two newer Navajos rather than refurbish the two currently leased. A restructure of our lease agreement is currently being negotiated to reflect this change. Further, this change in direction reduces the amount of unsecured capital needed for refurbishment. We have identified two prospective aircraft and our goal is to have them operational when the Commuter Authority is issued.

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

     While refurbishment of the aircraft has not progressed as quickly as scheduled, we were able to return one aircraft to service in late March. Revenues from the addition of this aircraft began being recognized in the second quarter 2011. With the addition of this aircraft, the second quarter 2011 revenues  from  airline  operations  were  up  in  excess  of  18%

     On August 1, 2011 the Twin Air Calypso Limited, Inc. (TACL) submitted its application for Commuter Authority, which was posted on the DOT Docket under file number DOT-OST-2011-0143-0002. This new authority will allow us to increase our frequency to each destination and advertise our schedule in the traditional airline venues. We expect this authority to become effective late in 2011 or early 2012. An approval in late 2011 or early 2012 would allow us to take advantage of the 2012 winter travel season in the Bahamas. TACL received a request from the DOT for additional information in late September, and our response was filed in late October. We expect to receive our next communication from the DOT prior to the end of November 2011.

     Additionally, the Air Carrier Subsidiary's personnel have been designing and implementing a new scheduling and reservation software. The scheduling module became operational in March 2011. While we have been testing the reservation portion of the system we added a "Check-In" module and a program to track our mail service customers. The system is presently on-line and operational. We will now be developing the freight module of the system. The full implementation of these modules will give better internal controls over yield management and freight management and will allow booking of reservations over the internet. The final module will be to fully integrate the operational systems into the accounting system required for the DOT commuter requirements.

     During the quarter we introduced the "Twin Bucks" card, a debit type card that allow our customers to prepay for services and allow us to better track the usage of our "Twin Packs". The "Twin Bucks" card will also be used for a Loyalty Program we will introduce early next year.

     On August 10, 2011 Twin Air Calypso Limited, Inc. applied to the Office of Foreign Asset Control for authority to become a Carrier Service Provider, Travel Service Provider and Remittance Agent for service to Cuba. We expect this authority to be issued by the end of 2011. These authorities will allow us to provide services to persons currently approved to travel to the island country of Cuba and be in a position to provide additional services should the current government embargo of trade with Cuba be relaxed or lifted. As of this filing we have not received any communication from OFAC on this application. As a contingency plan we have made an agreement with one of our partners to operate under his their authority when until we have obtained landing permits rights form the Cuban authorities. Additionally, we have had preliminary discussions with an operator of 19 and 30 place aircraft to use for Cuban charters on a risk sharing basis.

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

     We are aggressively pursuing the divesture of the oil and gas assets along with their associated tax loss carry-forward. We have developed a strategy for the divesture of the assets based upon precedent and using professionals experienced in such transactions. With this divesture we expect to lessen the burden of legacy and current debt. We are in active discussions with two different parties to provide the services needed to facilitate this divesture. It is our desire to complete this activity as soon as feasible.

     Since our inception, we have recurring losses from operations and have depended on existing stockholders and new investors to provide the cash resources to sustain its operations. During the nine months ended September 30, 2011, we reported a net loss of $80,502 compared to a loss of $1,003,859 reported for the nine months ended September 30, 2010. The consolidated loss was generated from expenses of the non-performing oil and gas leases, interest from legacy debt, and the third quarter traditionally being the slowest period of activity in the airline operation.

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

RESULTS  OF  OPERATIONS

        Quarter Ended September 30, 2011 Compared to the Quarter Ended
                            September 30,2010

     REVENUES. Revenues for the third quarter 2011 were $521,153 (consisting of $520,156 in revenues from aviation operations and $997 in revenues from oil and gas operations) compared with revenue of $516,893 for the third quarter 2010 (all from aviation operations).

     EXPENSES. Costs and expenses for the third quarter 2011 were $591,194 compared with costs and expenses of $773,550 for the third quarter 2010. This increase in costs and expenses reflects the following:

     * $449,775 in costs of goods sold in the third quarter 2011 from aviation operations compared with $448,692 in costs of goods sold in the third quarter 2010
     * $260 in depreciation, depletion and amortization in the third quarter 2011 compared with $2,226 in depreciation, depletion and amortization in the third quarter 2010.
     * $141,159 in selling, general and administrative expenses including stock based compensation in the third quarter 2011 compared to $322,632 in these expenses in the third quarter 2010.

     NET LOSS, As a result of stable revenues and a decline in expenses, the net loss of $81,441 for the third quarter 2011 represents a decrease of $175,216 from the net loss of $256,657 for the third quarter 2010.

   Nine Months Ended September 30, 2011 Compared to the Nine Months Ended
                             September 30, 2010

     REVENUES. Revenues for the first nine months 2011 were $1,752,251, consisting of $1,741,759 in revenues from aviation operations and $10,492 in oil and gas revenues. These revenues represent an increase from revenues for the first nine months 2010 of $1,122,987, consisting of $1,121,756 in revenues from aviation operations and $1,231 in oil and gas revenues. The increase in revenues in the first nine months of 2011 resulted from A significant increase in the volume of sales from aviation operations. The increase in oil and gas revenues in the first nine months of 2011 from the first nine months of 2010 resulted from an increase in the price of oil as well as a payment from an operator which had been held in escrow awaiting proper instructions for payment.

     EXPENSES. Costs and expenses increased to $1,798,833 in the first nine months 2011 from $2,126,846 in the first nine months 2010. This increase in costs and expenses reflects the following:

     * $1,380,461 in costs of goods sold in the first nine months 2011 from aviation operations compared with $873,308 in costs of goods sold in the first nine months 2010 from aviation operations as the volume of services provided increased.
     * $780 in depreciation, depletion and amortization in the first nine months 2011 compared with $8,226 in depreciation, depletion and amortization in the first nine months 2010.
     * $417,592 in selling, general and administrative expenses including stock based compensation in the first nine months 2011 compared with $1,245,312 in these expenses in the first nine months 2010.

     NET LOSS. As a result of the considerable increase in revenues and an appreciable decline in expenses, the net loss of $80,502 for the first nine months 2011 represents a decrease of $923,357 from the net loss of $1,003,859 for first nine months 2010.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     For some time, we have been financing our operations through convertible promissory notes. Because we have nearly exhausted our supply of authorized but unissued shares, we almost certainly will not be able to continue to resort to this financing option. In recent months, we have taken on unsecured debt from several of our shareholders. Our ability to rely on the continued support of our shareholders is uncertain. If we do not soon achieve sustained profitability and eventually run out of funds, we will need to seek additional funds immediately. If we need to obtain additional financing, we will be constrained to identify various sources and financing alternatives, including private sales of equity securities or the incurrence of indebtedness. However, additional financing may not be available on favorable terms or at all. In addition, if required financing is not available on acceptable terms, we could be forced to cease business altogether, which could result in a complete loss of the value of our outstanding shares. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities. Any debt financing undertaken to procure funds may involve restrictions limiting our operating flexibility. Moreover, if we obtain funds through the issuance of equity securities, the following results will or may occur:

     * The percentage ownership of our existing members will be reduced
     * The new equity securities may have rights, preferences or privileges senior to those of the holders of our Interests.

     As of September 30, 2011, we had a working capital deficiency of approximately $688,453. Currently, we have limited financial ability to pursue our new business plan. The amount of capital that we will need depends on the scope of the business activities that we ultimately decide to pursue. This scope is uncertain at this time. However, we know that we must obtain additional financing to pursue our business plan at any level that we are likely to pursue. We are currently searching for sources of financing, but we currently do not have any binding commitments for, or readily available sources of, financing. We cannot assure anyone that financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonably terms. If we do not obtain financing we will be constrained to contract the scope of our business plan. Under certain circumstances, we may be constrained to attempt to sell some of our assets. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities. Under certain circumstances, we could be forced to cease our operations and liquidate our remaining assets, if any.

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

                            Recent Convertible Debt
                            -----------------------

      Asher Notes. We have issued and outstanding one convertible promissory note (the "Asher Note") to Asher Enterprises, Inc. ("Asher") in consideration of an amounts loaned by Asher to us. Five notes similar to the Asher Note have been fully converted. The Asher Note has an outstanding balance of $7,584. It was issued on March 28, 2011 and will mature on December 30, 2011. The Asher Note bears regular interest at a rate of 8% per annum, with a default rate of 22% per annum. The Asher Note is unsecured, and it is due and payable on or before their respective maturity dates. At any time prior to the payment in full of the entire balance of the Asher Note, Asher has the option of converting all or any portion of the unpaid balance of the Asher Note into shares of our common stock at a conversion price discussed hereafter. Nevertheless, Asher is not entitled to convert any portion of the Asher Note to the extent that the shares to be issued in connection therewith would cause Asher's beneficial ownership of our common stock to exceed 4.99% of the outstanding shares of our common stock. The conversion price for the Asher Note features a "variable" conversion price. The variable conversion price is a percentage discount from an average of the three lowest closing bid prices of our common stock for the 10 most recent trading days preceding the date of exercise. The percentage discount for the variable conversion prices provided for in the Asher Note is 50%. Because of the operation of the floating conversion price and the limitation on the ability of Asher to convert as described above, we are unable to determine at any time that number of shares into which Asher could convert the Asher Note. The Asher Note (and related documentation) contain customary representations and warranties, customary affirmative and negative covenants, customary anti-dilution provisions, and customary events of default that entitle Asher to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Asher Note. A default on Asher Note could lead to certain penalties, including an obligation to (a) pay all of the following, plus an additional 50% of (i) default interest, (ii) other monetary penalties, and (iii) the outstanding balance on the Asher Note, and (b) to issue shares of our common stock to satisfy the amount computed in accordance with (a) immediately preceding.

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

     The outstanding principal amount of the Redwood Indebtedness is $20,000. It bears interest at a rate of 12% per annum. The Redwood Indebtedness is unsecured and is due and payable on or before February 5, 2012. At any time prior to the payment in full of the entire balance of the Redwood Indebtedness, Redwood has the option of converting all or any portion of the unpaid balance of the Redwood Indebtedness into shares of our common stock at a conversion price equal to 50% of the lowest trading price, determined on the then current trading market for our common stock, for the 25 trading days prior to conversion. The documentation memorializing the Redwood Indebtedness contains customary representations and warranties, registration rights, customary anti-dilution provisions, and customary events of default that entitle Redwood to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Redwood Indebtedness.

     Fairhill Capital. In early September 2011, Fairhills Capital received an assignment of outstanding convertible indebtedness then owed by us to Henry L. Schulle in the amount of $150,000. Fairhills Capital has already converted slightly more that $150,000 leaving an outstanding balance of slightly more than $64,000 in indebtedness still owed to Fairhills Capital. We do not now have sufficient authorized but unissued shares to permit Fairhills Capital to convert further the outstanding indebtedness in any meaningful way. The following is a description of the terms of the remaining indebtedness owed to Fairhills Capital (the "Fairhills Note").

     The Fairhills Note bears regular interest at a rate of 8 % per annum. The Fairhills Note is unsecured, and it is due and payable one year after the date of its issuance. At any time prior to the payment in full of the entire balance of the Fairhills Note, the holder has the option of converting all or any portion of the unpaid balance of the Fairhills Note into shares of our common stock at a conversion price discussed hereafter. The conversion price for the Fairhills Note features a "variable" conversion price and also a "fixed" conversion price of $.04, which will apply if it is less than the related variable conversion price. The variable conversion price is the closing trading prices of our common stock for the most recent trading days preceding the date of exercise; provided, however, that the variable conversion price must be a minimum of at least $.005 per share. The Fairhills Note contains customary representations and warranties, registration rights, customary anti-dilution provisions, and customary events of default that entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Fairhills Note. We do not now have sufficient authorized but unissued shares to permit the further conversion of the Fairhills Notes in any meaningful way

 Schulle  Notes.
 --------------

     In May 2011, we issued two convertible promissory notes in the aggregate original principal amount of $77,588.45 to Henry L. Schulle, a consultant to us ("Schulle"), for funds loaned to us. Other convertible promissory notes previously issued to Mr. Schulle have been assigned to Fairhills Capital as discussed above. (The two preceding notes are referred to hereinafter singly a "Schulle Note" and collectively the "Schulle Notes") While the terms of the Schulle Notes vary somewhat, these terms are generally the same from note to note. The following is a description of the terms of the Schulle Notes.

      Each of the Schulle Notes bears regular interest at a rate of 8 and 1/2% per annum. The Schulle Notes are unsecured, and each of them is due and payable one year after the date of their respective issuances. At any time prior to the payment in full of the entire balance of a Schulle Note, Schulle has the option, upon a 65-days notice, of converting all or any portion of the unpaid balance of the Schulle Note into shares of our common stock at a conversion price discussed hereafter. Each conversion price for the Schulle Notes features a "variable" conversion price and also a "fixed" conversion price of $.04, which will apply if it is less than the related variable conversion price. The variable conversion price is the closing trading prices of our common stock for the most recent trading days preceding the date of exercise; provided, however, that the variable conversion price has a minimum floor of $.005 per share. In view of our most recent closing trading prices and the minimum variable conversion price, Schulle could convert the two Schulle Notes into an aggregate of 26.0 million shares. The Schulle Notes contain customary representations and warranties, registration rights, customary anti-dilution provisions, and customary events of default that entitle Schulle to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Schulle Notes. We do not now have sufficient authorized but unissued shares to permit the further conversion of the Schulle Notes in any meaningful way.

                             Recent Unsecured Debt
                             ---------------------

     Commencing near the beginning of August 2011 and continuing through the present, we have borrowed certain amounts from several of our shareholders. The following table gives information regarding these borrowings:

   Date(s) of                                                 Aggregate
   Borrowings             Lending Shareholder                Amount of Debt
   ----------             -------------------                --------------
Aug.  8,  2011  &
 Oct. 3, 2011      H.L. Schulle                                 $60,500

Sept. 13, 2011     Sabinal Trust, Robert Gaidousek, Trustee     $19,000

Nov. 9, 2011       THC Trust, Robert Gaidousek, Trustee         $87,187

     The indebtedness indicated in the table has not yet been memorialized in written documentation. Accordingly, it must be view as demand indebtedness, of which the lender can require the repayment thereof at any time. We intend in the future to negotiate with the lending shareholders the exact terms of the indebtedness and memorialize those terms in written documentation. Mr. Schulle also acts as a consultant to us, and we also owe the Sabinal Trust approximately $23,600 in unreimbursed expenses incurred by it on our behalf.

                                  Legacy Debt
                                  -----------

     We have outstanding the following notes that became due and payable on December 31, 2008. These notes have an aggregate principal amount totaling $624,771 , plus accrued interest of as of November 18, 2011. We are currently exploring ways to satisfy these amounts.

     (a) Note payable to Mary Pollock Merritt, daughter of our former chief executive officer. This note bears interest at rates of 12% per year and became due on December 31, 2008. This note is not collateralized. The current outstanding balance on this note as of November 18, 2011 was $111,691, plus accrued interest.

     (b) Note payable to Charles Pollock, our former chief executive officer. This note bears interest of 12% per year and became due on December 31, 2008. This note is not collateralized. The current outstanding balance on this note as of November 18, 2011 was $400,911, plus accrued interest.

     (c) Note payable to Mark Weller, our former president. This note bears interest of 12% per year and became due on December 31, 2008. This note is not collateralized. The outstanding balance on this note as of November 18, 2011 was $112,169, plus accrued interest.

OFF-BALANCE SHEET ARRANGEMENTS

     We have no off balance sheet arrangements.

OIL AND GAS ASSETS

      We are aggressively pursuing the divesture of the oil and gas assets along with their associated tax loss carry-forward. We have developed a strategy for the divesture of the assets based upon precedent and using professionals experienced in such transactions. With this divesture we expect to lessen the burden of legacy and current debt. We are in active discussions with two different parties to provide the services needed to facilitate this divesture. It is our desire to complete this activity as soon as feasible.

ITEM 4T. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period of this report, our principal executive and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. We have concluded, based on that evaluation, that, as of such date, the disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management identified significant deficiencies with respect to the timely public reporting of events requiring such reporting. During 2010, these deficiencies caused us to file late five Current Reports on Form 8-K, and during 2011 thus far they have caused us to file late six Current Reports on Form 8-K. Some of the late filings resulted from the failure of relevant company personnel to understand the need for prompt disclosure. We are trying to institute the following corrective action to ensure that such events are timely reported publicly:

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

                           PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS.

     (a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number   Description

31.01 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.02 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.01     Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.
32.02     Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*  XBRL Instance
101.SCH*  XBRL Taxonomy Extension Schema
101.CAL*  XBRL Taxonomy Extension Calculation
101.DEF*  XBRL Taxonomy Extension Definition
101.LAB*  XBRL Taxonomy Extension Labels
101.PRE*  XBRL Taxonomy Extension Presentation

*     To be filed by amendment.

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

                                      AVSTAR AVIATION GROUP, INC.
                                      (Registrant)


                                      By:     /s/ Clayton I. Gamber
                                              Clayton I. Gamber,
                                              ------------------
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                      By:     /s/ Robert Wilson
                                              Robert Wilson,
                                              --------------
                                              Vice President and Chief Financial
                                              Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)
November 21, 2011