Form 10-Q/A
period 2011-09-30
AvStar Aviation Group, Inc.
filed 2011-11-23
CIK 1077319

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
   (State or other jurisdiction of incorporation            (I.R.S.
             or organization)                       Employer Identification No.)


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

Large accelerated filer          [ ]          Accelerated filer    [ ]

Non-accelerated filer            [ ]          Smaller reporting company [X]
(Do  not  check  if  smaller  reporting  company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 469,110,950 common shares as of November 18, 2011

              AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2011

                                EXPLANATORY NOTE

     We are filing this Amendment No. 1 (the "Amendment") to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the "Quarterly Report") for the following reasons:

     * to re-file our financial statements for the quarter ended September 30, 2011 because after filing the Quarterly Report we discovered that some (although not all) of these financial statements contained some incorrect figures or omitted some figures outright
     * to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

                         PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                  BALANCE SHEET
                             AVSTAR AVIATION GROUP, INC.
                             Period End: September 30, 2011


                                                 September 30,   December 31,
                                                   2011              2010
                ASSETS

Current assets
     Cash                                           5,865           5,648
     Accounts receivable                          189,208         146,826
     Prepaid expenses                              25,757           4,858
     Inventory                                          -          11,008
                                                  -----------------------
     Total Current Assets                         220,830         168,340

Property and equipment:                            85,996           9,819
                                                 ------------------------
     Total property and equipment                  85,996           9,819

Investment in subsidiary                          894,035         781,840
                                                -------------------------
     Total Assets                               1,200,861         959,999
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
                                             =============================

                          AVSTAR AVIATION GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                     Three Months Ended     Nine Months Ended
                                        September 30          September 30
                                       2011    2010          2011        2010

Oil and gas revenue                    $997          $-    $10,492       $1,231
Income from aviation operations     520,156     516,893  1,741,603    1,121,756
                                    -------------------------------------------
Total revenue                       521,153     516,893  1,752,251    1,122,987

Costs and expenses:
Cost of goods sold                  449,775     448,692  1,380,461      873,308
Lease operating expenses
Production taxes
Dry hole costs                                    -
Depreciation and depletion              260       2,226        780        8,226
Selling, general and administrative,
expenses                            141,159     322,632    417,592    1,245,312
                                    -------------------------------------------

Total costs and expenses            591,194     773,550  1,798,833    2,126,846
                                    -------------------------------------------
Income (Loss) from operations       (70,041)   (256,657)   (46,582)  (1,003,859)

Other (expenses):
Interest expense                     11,400                33,920
                                   --------------------------------------------
Net income (loss)                  $(81,441)  $(256,657) $(80,502)  $(1,003,859)
                                   ============================================

Basic and diluted net loss per
common share                       $(0.0002)  $ (0.0017) $ (0.003)  $   (0.0066)

Weighted average common shares  334,992,772 151,899,542 283,548,272 151,899,542

                             AVSTAR AVIATION GROUP, INC.
                  UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       for the nine months ended September 30, 2011 and 2010
                                         (Unaudited)

                                                  Nine Months Ended
                                                    September 30
                                                 2011             2010

Cash flows from operating activities:
Net income (loss)                     $      (80,502)       $(1,003,859)
Adjustments to reconcile net loss to
net cash used in operating activities       (221,339)           231,909
                                     -----------------------------------
Net cash used in operating activities       (301,841)          (771,950)

Cash flows from investing activities        (138,682)          (375,946)

Cash flows from financing activities         440,740         (1,140,104)
                                     -----------------------------------
Net cash provided by (used in)
financing activities                         440,740         (1,140,104)
                                     ----------------------------------
Net increase (decrease) in cash and
cash equivalents                                 217             (7,792)

Cash and cash equivalents at beginning
   of period                                   5,648             18,087
                                    -----------------------------------
Cash and cash equivalents at end of
   period                                   $  5,865          $  10,295
                                   ====================================

                           AVSTAR AVIATION GROUP, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      For the Nine Months ended September 30, 2011



                                             Additional                Total
                           Common Stock       Paid-In  Accumulated Stockholders'
                          Shares     Amount    Capital   Deficit      Deficit

Balances as of
  December 31,
  2010                    176,899,542 176,900 21,441,852 (22,759,526)(1,140,774)

Debt conversion           213,297,460 213,297    176,331                389,628

Imputed interest                                                              0

 Gain on conversion

Net income                                                   (80,502)   (80,502)
                 --------------------------------------------------------------
Balance at September
   30, 2011             390,197,002  390,197 21,618,183  (22,840,028)  (831,648)
              ==================================================================

                           PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS.

     (a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number   Description

31.01 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
31.02 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
32.01     Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.*
32.02     Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS** XBRL Instance
101.SCH** XBRL Taxonomy Extension Schema
101.CAL** XBRL Taxonomy Extension Calculation
101.DEF** XBRL Taxonomy Extension Definition
101.LAB** XBRL Taxonomy Extension Labels
101.PRE** XBRL Taxonomy Extension Presentation

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

                                        AVSTAR AVIATION GROUP, INC.
                                        (Registrant)


                                        By:     /s/ Clayton I. Gamber
                                                ---------------------
                                                Clayton I. Gamber,
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                        By:     /s/ Robert Wilson
                                                -----------------
                                                Robert Wilson,
                                                Vice President and Chief
                                                Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)
November 23, 2011